Form 10-Q
period 2025-09-30
GSR IV Acquisition Corp.
filed 2025-11-14
CIK 2072404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

GSR IV Acquisition Corp.

(Exact name of registrant as specified in its charter)

Cayman Islands	001-42821	N/A
(State or other jurisdiction of incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

5900 Balcones Drive, Suite 100 Austin, TX 78731	78731
(Address of Principal Executive Offices)	(Zip Code)

(914-369-4400)

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one seventh of one right	GSRFU	The Nasdaq Stock Market LLC
Class A ordinary share, par value $0.0001 per share	GSRF	The Nasdaq Stock Market LLC
Rights, each whole right entitling the holder to receive one Class A ordinary share	GSRFR	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

There were 23,655,500 Class A ordinary shares, par value $0.0001 per share, and 5,750,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding as of November 14, 2025.

GSR IV ACQUISITION CORP.

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2025

i

GSR IV ACQUISITION CORP.
BALANCE SHEETS

(Unaudited)

	September 30, 2025	December 31, 2024
Assets
Current Assets:
Cash	$1,835,999	$-
Prepaid expenses	171,134	2,867
Total Current Assets	2,007,133	2,867
Non-Current Assets:
Cash and investments held in Trust Account	230,662,819	-
Total Assets	$232,669,952	$2,867

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current Liabilities:
Accounts payable and accrued expenses	$22,190	$3,800
Total Current Liabilities	22,190	3,800
Non-Current Liabilities:
Deferred underwriting commissions	9,200,000	-
Total Liabilities	9,222,190	3,800

Commitments and Contingencies (Note 6)
Class A ordinary shares, $0.0001 par value; 23,000,000 shares subject to possible redemption at $10.03 per share as of September 30, 2025 (none as of December 31, 2024)	230,662,819	-

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of September 30, 2025 and December 31, 2024	-	-
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 655,500 shares issued and outstanding (excluding 23,000,000 shares subject to possible redemption) as of September 30, 2025 (none as of December 31, 2024)	66	-
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding as of September 30, 2025 and December 31, 2024	575	575
Additional paid-in capital	-	24,425
Private placement unit receivable	(5,000)	-
Accumulated deficit	(7,210,698)	(25,933)
Total Shareholders’ Deficit	(7,215,057)	(933)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$232,669,952	$2,867

The accompanying notes are an integral part of these unaudited financial statements.

GSR IV ACQUISITION CORP.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
General and administrative expenses	$173,935	$-	$255,035	$6,317
Loss from operation	(173,935)	-	(255,035)	(6,317)

Other income
Interest and dividends earned on cash and investments held in trust account	662,819	-	662,819	-
Interest from bank account	7	-	7	-
Net income (loss)	$488,891	$-	$407,791	$(6,317)

Basic and diluted weighted average ordinary shares outstanding, redeemable ordinary shares	6,500,000	-	2,190,476	-
Basic and diluted net income (loss) per share, redeemable ordinary shares	$0.04	$-	0.05	$-
Basic and diluted weighted average ordinary shares outstanding, non-redeemable ordinary shares	5,935,250	5,750,000	5,812,249	5,750,000
Basic and diluted net income (loss) per share, non-redeemable ordinary shares	$0.04	$-	$0.05	$(0.00)

The accompanying notes are an integral part of these unaudited financial statements.

GSR IV ACQUISITION CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

(Unaudited)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Private Placement Unit	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Deficit
Balance – January 1, 2025	-	$-	5,750,000	$575	$24,425	$-	$(25,933)	$(933)
Net loss	-	-	-	-	-	-	(2,867)	(2,867)
Balance - March 31, 2025	-	$-	5,750,000	$575	$24,425	$-	$(28,800)	$(3,800)
Net loss	-	-	-	-	-	-	(78,233)	(78,233)
Balance - June 30, 2025	-	$-	5,750,000	$575	$24,425	$-	$(107,033)	$(82,033)
Risk capital receivable	-	-	-	-	-	(5,000)	-	(5,000)
Sale of private placement units	655,500	66	-	-	6,554,934	-	-	6,555,000
Fair value of rights included in public units	-	-	-	-	4,107,143	-	-	4,107,143
Allocated value of offering costs to ordinary shares and rights	-	-	-	-	(299,821)	-	-	(299,821)
Remeasurement of ordinary shares subject to possible redemption	-	-	-	-	(10,386,681)	-	(6,929,737)	(17,316,418)
Subsequent measurement of ordinary shares subject to possible redemption	-	-	-	-	-	-	(662,819)	(662,819)
Net income	-	-	-	-	-	-	488,891	488,891
Balance – September 30, 2025	655,500	$66	5,750,000	$575	$-	$(5,000)	$(7,210,698)	$(7,215,057)

The accompanying notes are an integral part of these unaudited financial statements.

GSR IV ACQUISITION CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY – (Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

(Unaudited)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – January 1, 2024	-	$-	5,750,000	$575	$24,425	$(15,816)	$9,184
Net loss	-	-	-	-	-	(244)	(244)
Balance - March 31, 2024	-	$-	5,750,000	$575	$24,425	$(16,060)	$8,940
Net loss	-	-	-	-	-	(6,073)	(6,073)
Balance - June 30, 2024	-	$-	5,750,000	$575	$24,425	$(22,133)	$2,867
Net loss	-	-	-	-	-	-	-
Balance - September 30, 2024	-	$-	5,750,000	$575	$24,425	$(22,133)	$2,867

The accompanying notes are an integral part of these unaudited financial statements.

GSR IV ACQUISITION CORP.

STATEMENTS OF CASH FLOW

(Unaudited)

	For the Nine Months Ended September 30,
	2025	2024
Cash Flows from Operating Activities:
Net income (loss)	$407,791	$(6,317)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest and dividends earned on cash and investments held in trust account	(662,819)	-
Changes in operating assets and liabilities:
Prepaid expenses	(168,267)	6,317
Accounts payable and accrued expenses	18,390	-
Due to related party	79,711	-
Net cash used in operating activities	(325,194)	-

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(230,000,000)	-
Net cash used in investing activities	(230,000,000)	-

Cash Flows from Financing Activities:
Proceeds received from initial public offering, gross	230,000,000	-
Proceeds received from private placement, net of expenses paid by Sponsor	6,381,441	-
Offering costs paid	(4,220,248)	-
Net cash provided by financing activities	232,161,193	-

Net increase in cash	1,835,999	-
Cash - beginning of the period	-	-
Cash - end of the period	$1,835,999	$-

Supplemental disclosure of noncash investing and financing activities:
Offering costs paid by related party	$88,848	$-
Due to related party transferred to risk capital	$168,559	$-
Risk capital receivable	$5,000	$-
Proceeds allocated to public rights	$4,107,143	$-
Allocation of offering costs to ordinary shares subject to redemption	$13,209,275	$-
Remeasurement adjustment on ordinary shares subject to possible redemption	$17,316,418	$-
Subsequent measurement of ordinary shares subject to possible redemption	$662,819	$-
Deferred underwriting commissions	$9,200,000	$-
Reclassification of value for Class A ordinary shares	$230,000,000	$-

The accompanying notes are an integral part of these unaudited financial statements.

GSR IV ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1: DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

GSR IV Acquisition Corp. (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on May 10, 2023. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities that the Company has not yet identified (“Business Combination”).

As of September 30, 2025, the Company had not yet commenced operations. All activity for the period from May 10, 2023 (inception) through September 30, 2025 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), and since the Initial Public Offering, its search for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest and dividend income from the proceeds derived from the Initial Public Offering held in the Trust Account (as defined below). The Company has selected December 31 as its fiscal year end.

Financing

The registration statement for the Company’s Initial Public Offering was declared effective on September 2, 2025. On September 5, 2025, the Company consummated the Initial Public Offering of 23,000,000 units including 3,000,000 additional public units as the underwriters’ over-allotment option was exercised in full (the “Units” and, with respect to the shares of Class A ordinary shares included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $230,000,000 (see Note 3).

Simultaneously with the consummation of the Initial Public Offering and the sale of the Units, the Company consummated the private placement (“Private Placement”) of 655,500 units including 45,000 additional private placement units as the underwriters’ over-allotment option was exercised in full (the “Private Placement Units”) to GSR IV Sponsor LLC (the “Sponsor”), at a price of $10.00 per Private Placement Unit, generating total proceeds of $6,555,000 (see Note 4). Out of the aggregate amount of $6,555,000, the amount of $6,550,000 from the sale of the Private Placement Units are added to the net proceeds from the Initial Public Offering held in the Trust Account and the balance of $5,000 is receivable from the Sponsor, which is presented as an increase to stockholders’ deficit.

Transaction costs amounted to $13,509,096, consisting of $3,450,000 of cash underwriting fees, $9,200,000 of deferred underwriting commissions which will be paid on the consummation of the initial Business Combination, and $859,096 of other offering costs.

Upon the closing of the Initial Public Offering and the Private Placement, $230,000,000 ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in a trust account (the “Trust Account”) with Odyssey Transfer and Trust Company acting as trustee and invested only in in either (i) U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act, (ii) as uninvested cash, or (iii) an interest or non-interest bearing bank demand deposit account or other accounts at a bank. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of an initial Business Combination; (ii) the redemption of any Public Shares properly submitted in connection with a shareholder vote to amend the amended and restated memorandum and articles of association (A) to modify the substance or timing of the obligation to offer redemption rights in connection with any proposed initial Business Combination or certain amendments to the amended and restated memorandum and articles of association prior thereto or to redeem 100% of the Public Shares if the Company does not complete the initial Business Combination within the completion window; or (B) with respect to any other material provision relating to shareholders’ rights or pre-initial Business Combination activity; or (iii) absent an initial Business Combination within the completion window, from the closing of Initial Public Offering, return of the funds held in the Trust Account to public shareholders as part of redemption of the Public Shares.

The Nasdaq listing rules require that the initial Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the assets held in the Trust Account (net of permitted withdrawals and excluding the deferred underwriting commissions). Management may, however, structure an initial Business Combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but will only complete such Business Combination if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”).

The Company is required to provide its public shareholders with the opportunity to redeem, regardless of whether they abstain, vote for, or against, the initial Business Combination, all or a portion of their Public Shares upon the completion of the initial Business Combination either (1) in connection with a general meeting called to approve the Business Combination or (2) by means of a tender offer.

All of the Class A ordinary shares sold as part of the units in this offering contain a redemption feature which allows for the redemption of such Public Shares in connection with liquidation, if there is a shareholder vote or tender offer in connection with initial Business Combination and in connection with certain amendments to second amended and restated memorandum and articles of association. In accordance with SEC guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of a company require ordinary shares subject to redemption to be classified outside of permanent equity. Accordingly, all of the Public Shares were presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet. Given that the Class A ordinary shares sold as part of the units in the offering were issued with other freestanding instruments, the initial carrying value of Class A ordinary shares classified as temporary equity were the allocated proceeds determined in accordance with ASC 470-20. The resulting discount to the initial carrying value of temporary equity were accreted upon the closing of this offering such that the carrying value was equal the redemption value on such date. The accretion or remeasurement is recognized as a reduction to retained earnings, or in the absence of retained earnings, additional paid-in capital. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

Each public shareholder may elect to redeem their Public Shares without voting and, if they do vote, irrespective of whether they vote for or against the proposed transaction. In addition, initial shareholders, directors and officers have entered into a letter agreement, pursuant to which they have agreed to waive their redemption rights with respect to any Founder Shares (as defined below) and Public Shares held by them in connection with the completion of a Business Combination.

Notwithstanding the foregoing redemption rights, the Company’s amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), is restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in this offering, without the prior consent of the Company.

Completion Window

If the Company is unable to complete an initial Business Combination within the 18 or 21-month period after the closing of the Initial Public Offering (the “Completion Window”), it may seek an amendment to amended and restated memorandum and articles of association to extend the period of time to complete an initial Business Combination beyond 21 months. The Company’s amended and restated memorandum and articles of association requires at least a special resolution of shareholders as a matter of Cayman Islands law, meaning that such an amendment be approved by at least two-thirds of ordinary shares who, being entitled to do so, attend and vote (either in person or by proxy) at a general meeting of the company. If the Company seeks shareholder approval to extend beyond the 21-month period in which to complete an initial Business Combination to a later date, the Company is required to offer public shareholders the right to have their public ordinary shares redeemed for a pro rata share of the aggregate amount then on deposit in the Trust Account, including interest (less permitted withdrawals and up to $100,000 of interest to pay dissolution expenses). There are no limitations to the number of times that the Company may seek shareholder approval or that shareholders may approve to extend beyond the 21-month period in which to complete a Business Combination at a later date. If the initial Business Combination is not completed within the Completion Window, the membership interests of the Sponsor become worthless.

Going Concern Consideration

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 205-40, “Presentation of Financial Statements — Going Concern,” we have determined that mandatory liquidation, should we not complete a Business Combination and an extension of our deadline to do so not be approved by the shareholders of the Company, and potential subsequent dissolution and the liquidity issue raise substantial doubt about the Company’s ability to continue as a going concern if it does not complete a Business Combination.

As of September 30, 2025, the Company had $1,835,999 in its operating bank account and a working capital of $1,984,943. The Company has incurred and expects to continue to incur significant costs as a publicly traded company, to evaluate business opportunities, and to close on a Business Combination. Such costs will be incurred prior to generating any operating revenues. These factors also raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

Management plans to complete a Business Combination before the mandatory liquidation date and anticipates that the Company will have sufficient liquidity to fund its operations until then. However, there can be no assurance that we will be able to consummate a Business Combination within the Completion Window or that liquidity will be sufficient to fund operations. The financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Risks and Uncertainties

Management continues to evaluate the impact of significant global events such as the Russia/Ukraine and Israel/Palestine conflicts, on the industry and has concluded that while it is reasonably possible that these could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. As such, the information included in these financial statements should be read in conjunction with the Company’s latest audited financial statement and initial audited financial statements filed with the SEC on Form 8-K and Form S-1. In the opinion of the Company’s management, these financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the Company’s financial position as of September 30, 2025, and the Company’s results of operations and cash flows for the periods presented. The results of operations included in the financial statements are not necessarily indicative of the results to be expected for the full year ending December 31, 2025.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make a comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2025 and December 31, 2024, the Company had $1,835,999 and $0 in cash, respectively. The Company did not have any cash equivalents as of September 30, 2025 or December 31, 2024.

Cash and Investments Held in Trust Account

As of September 30, 2025 and December 31, 2024, the Company had $230,662,819 and $0 in cash and investments held in the Trust Account, respectively, comprised of money market funds that invest in U.S. government securities. Investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Earnings on cash and investments held in the Trust Account are included in interest and dividends earned on cash and investments held in the Trust Account in the statement of operations. The estimated fair value of cash and investments held in the Trust Account is determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows. As of September 30, 2025 and December 31, 2024, the Company has not experienced losses on these accounts.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Offering Costs Associated with the Initial Public Offering

Offering costs consist of legal, administrative, and other costs incurred through the Initial Public Offering that are directly related to the Initial Public Offering. The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Offering costs were allocated to the Public Rights and Private Placement Units issued in the Initial Public Offering on a relative fair value basis, compared to total proceeds received. Offering costs associated with the Class A ordinary shares were charged against the carrying value of Class A ordinary shares subject to possible redemption upon the completion of the Initial Public Offering.

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2025 or December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the government of the Cayman Islands. In accordance with Cayman Islands federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Class A Redeemable Share Classification

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Accordingly, on September 30, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet, as reconciled in the following table:

Gross proceeds	$230,000,000
Less: Proceeds allocated to public rights	(4,107,143)
Less: Ordinary share issuance cost	(13,209,275)
Plus: Remeasurement of carrying value to redemption value	17,316,418
Ordinary shares subject to possible redemption, September 5, 2025	$230,000,000
Plus: Subsequent measurement of ordinary shares subject to possible redemption	662,819
Ordinary shares subject to possible redemption, September 30, 2025	$230,662,819

Net Income (Loss) Per Ordinary Share

The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. Accretion associated with the redeemable ordinary shares is excluded from net income (loss) per ordinary share as the redemption value approximates fair value.

The calculation of diluted income (loss) per ordinary share does not consider the effect of the rights issued in connection with the Initial Public Offering and the Private Placement since the exercise of the rights is contingent upon the occurrence of future events. As of September 30, 2025 and December 31, 2024, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares that then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except share amounts):

	For the Three Months Ended September 30,
	2025		2024
Particulars	Redeemable Shares	Non- Redeemable Shares	Redeemable Shares	Non- Redeemable Shares
Basic and diluted net income (loss) per share:
Weighted average shares outstanding	6,500,000	5,935,250	-	5,750,000
Ownership percentage	52%	48%	0%	100%
Numerators:
Allocation of net income (loss)	$255,547	$233,344	$-	$-

Denominators:
Weighted average shares outstanding	6,500,000	5,935,250	-	5,750,000
Basic and diluted net income (loss) per share	$0.04	$0.04	$-	$-

	For the Nine Months Ended September 30,
	2025		2024
Particulars	Redeemable Shares	Non- Redeemable Shares	Redeemable Shares	Non- Redeemable Shares
Basic and diluted net income (loss) per share:
Weighted average shares outstanding	2,190,476	5,812,429	-	5,750,000
Ownership percentage	27%	73%	0%	100%
Numerators:
Allocation of net income (loss)	$111,617	$296,174	$-	$(6,317)

Denominators:
Weighted average shares outstanding	2,190,476	5,812,429	-	5,750,000
Basic and diluted net income (loss) per share	$0.05	$0.05	$-	$(0.00)

Stock-Based Compensation

The Company recognizes compensation costs resulting from the issuance of stock-based awards to directors as an expense in the financial statements over the requisite service period based on a measurement of fair value for each stock-based award. The fair value is amortized as compensation cost on a straight-line basis over the requisite service period of the awards. The Black-Scholes-Merton option-pricing model includes various assumptions, including the fair market value of the estimated stock price of the Company, expected life of shares, the expected volatility and the expected risk-free interest rate, among others. These assumptions reflect the Company’s best estimates, but they involve inherent uncertainties based on market conditions generally outside the control of the Company.

Recent Accounting Standards

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. This standard was effective for the Company for the year ended December 31, 2024 and did not have a material impact on the Company’s financial statements (see Note 9).

 Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 23,000,000 Units (including underwriters’ over-allotment exercise of 3,000,000 Units) at a purchase price of $10.00 per Unit, generating gross proceeds of $230,000,000 to the Company which was placed in the Trust Account. Each Unit consists of one Class A ordinary share and one-seventh of one public right (“Public Right”). Each whole right represents the right to receive one Class A ordinary share upon the consummation of an initial Business Combination. No fractional rights will be issued upon separation of the Units and only whole rights will trade. The underwriters have exercised their over-allotment option on consummation of the Initial Public offering to purchase 3,000,000 additional Units to cover over-allotments.

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the consummation of the Initial Public Offering and the sale of the Units, the Company consummated the Private Placement of 655,500 units (including underwriters’ over-allotment exercise of 45,000 units at a price of $10.00 per Private Placement Unit), generating total proceeds of $6,555,000. Each Private Placement Unit entitles the holder thereof to one Class A ordinary share and one-seventh of one private right (“Private Placement Right”) to receive one Class A ordinary share upon the consummation of an initial Business Combination.

The Private Placement Units have terms and provisions that are identical to the Units sold as part of the Initial Public Offering. The Private Placement Units (including any Private Placement Shares, any Private Placement Rights and any Class A ordinary shares underlying the Private Placement Rights) are not transferable, assignable or saleable until 30 days after the completion of an initial Business Combination except pursuant to limited exceptions.

NOTE 5: RELATED PARTY TRANSACTIONS

Founder Shares

On May 30, 2023, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration for 5,750,000 Class B ordinary shares (the “Founder Shares”). It was expected that the initial shareholders would not have forfeited any Founder Shares even if the over-allotment option was not exercised in full by the underwriters. The Founder Shares represent 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering as the over-allotment option was exercised in full by the underwriters..

On August 18, 2025, the Sponsor transferred 60,000 Founder Shares to the three independent directors (20,000 Founder Shares per director) of the Company, at a price of $0.004348 per share. Each buyer paid $86.96 for an aggregate purchase price of $260.88 in consideration of the assignment of shares. If the director ceases to be a director of the Company for any reason before the consummation of the Business Combination, at the Sponsor’s election, it will either repurchase the shares at the purchase price or forfeit the shares back to the Company for no consideration. The Founder Shares will automatically convert into shares of Class A ordinary shares at the time of the Business Combination on a one-for-one basis, subject to adjustment as described in the Company’s certificate of incorporation.

The sale of the Founder Shares to the Company’s directors by the Sponsor is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 60,000 shares granted to the Company’s directors and management person was at the acquisition price per share of $0.004348.

The Founder Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founders Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares.

Administrative Services Agreement

Commencing on September 5, 2025, the Company entered into an agreement to pay the Sponsor a total of up to $55,556 per month for office space and administrative and support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2025, the Company incurred $55,556 in fees for these services which are included within general and administrative expenses in the accompanying statements of operations (none for the three and nine months ended September 30, 2024). There were no related amounts payable as of September 30, 2025 or December 31, 2024.

Promissory Note

On June 6, 2024, the Sponsor agreed to loan the Company up to $300,000 pursuant to a promissory note (the “Note”). The Note was non-interest bearing, unsecured and due upon the earlier of June 6, 2025 and the closing of the Initial Public Offering. On June 3, 2025, the Company entered into an amendment to the Note, extending the maturity date to the earlier of June 6, 2026 and the closing of the Initial Public Offering. As of September 30, 2025 and December 31, 2024, the Company had no outstanding balances under the Note, which became due upon the closing of the Initial Public Offering.

Due to Related Party

The Sponsor pays certain costs on behalf of the Company, with such amounts reflected as due to related party. These amounts are due on demand and non-interest bearing. During the period from April 1, 2025 through September 5, 2025, the Sponsor paid certain costs totaling $168,559 on behalf of the Company. Upon the closing of the Initial Public Offering, the Company repaid the outstanding balance of $168,559 due to related party from the proceeds not held in the Trust Account, resulting in no balance due to related party as of September 30, 2025 (none as of December 31, 2024).

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lenders’ discretion, up to $1,500,000 of such Working Capital Loans may be convertible into private placement units at a price of $10.00 per unit. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2025 and December 31, 2024, the Company had no outstanding Working Capital Loans.

NOTE 6: COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the (i) Founder Shares, which were issued in a private placement prior to the closing of the Initial Public Offering, (ii) Private Placement Units (including Private Placement Shares and Private Placement Rights), which were issued in a Private Placement simultaneously with the closing of the Initial Public Offering and the Class A ordinary shares underlying such Private Placement Units, and (iii) Private Placement Units and the Class A ordinary shares underlying such Private Placement Units that may be issued upon conversion of any Sponsor funded, have registration rights to require the Company to register a sale of any of securities held by holders of the securities pursuant to a registration rights agreement that was signed prior to the effective date of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to completion of initial business combination and rights to require to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company is not required to effect or permit any registration or cause any registration statement to become effective until termination of the applicable lock-up period.

 Underwriting Agreement

On September 5, 2025, the underwriters exercised their over-allotment option in full to purchase 3,000,000 additional Units at the Initial Public Offering price, less the underwriting discounts and commissions.

The underwriters were entitled to cash underwriting fees of $0.15 per Unit, or $3,450,000 in the aggregate, paid upon the closing of the Initial Public Offering. In addition, the underwriters are entitled to deferred underwriting commissions of $0.40 per Unit, or $9,200,000 in the aggregate. The deferred underwriting commissions will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

NOTE 7: SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary share with a par value of $0.0001 per share. As of September 30, 2025, there were 655,500 Class A ordinary shares issued and outstanding, excluding 23,000,000 Class A ordinary shares subject to possible redemption (none as of December 31, 2024).

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. On May 30, 2023, the Company issued an aggregate of 5,750,000 Founder Shares to the Sponsor for an aggregate purchase price of $25,000, or approximately $0.004 per share. As of September 30, 2025 and December 31, 2024, there were 5,750,000 Class B ordinary shares issued and outstanding.

Holders of the Class B ordinary shares have the right to appoint all the Company’s directors prior to an initial Business Combination. On any other matter submitted to a vote of the Company’s shareholders, holders of the Class A ordinary shares and holders of the Class B ordinary shares will vote together as a single class, except as required by law or share exchange rule; provided, that the holders of Class B ordinary shares are be entitled to vote as a separate class to increase the authorized number of Class B ordinary shares. Each ordinary share will have one vote on all such matters.

The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of the initial Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment for share sub-divisions, share dividends, rights issuances, reorganizations, recapitalizations and the like and will not have any redemption rights or be entitled to liquidating distributions if we do not consummate an initial Business Combination.

Rights — As of December 31, 2024, there were no rights issued or outstanding. On September 5, 2025, 3,285,714 Public Rights and 93,642 Private Placement Rights were issued as part of the Initial Public Offering and Private Placement, respectively.

The gross proceeds of the Initial Public Offering were allocated to the Public Rights based on relative value, with $4,107,143 recorded in shareholders’ deficit related to the Public Rights on September 5, 2025. The rights are not remeasured to fair value on a recurring basis.

As of September 30, 2025, there were 3,285,714 Public Rights and 93,642 Private Placement Rights outstanding. Each holder of one right will receive one Class A ordinary share upon the consummation of the initial Business Combination, whether or not the Company will be the surviving entity, even if the holder of a Public Right converted all Class A ordinary shares held by them or it in connection with the initial Business Combination or an amendment to the Company’s memorandum and articles of association with respect to Company’s pre-business combination activities. In the event the Company will not be the survivor upon completion of the initial Business Combination, each holder of rights will be required to affirmatively convert their rights in order to receive the Class A ordinary shares underlying the rights (without paying any additional consideration) upon consummation of the Business Combination. The Company will not issue fractional Class A ordinary shares in connection with an exchange of rights. Fractional Class A ordinary shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of Cayman Islands law. If the Company is unable to complete an initial Business Combination within the Completion Window and the Company redeems the Public Shares from the funds held in the Trust Account, holders of rights will not receive any of such funds for their rights and the rights will expire worthless.

NOTE 8. FAIR VALUE MEASUREMENTS

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1: Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2: Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3: Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2025 (none as of December 31, 2024) and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	As of September 30, 2025	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)
Assets:
Cash and investments held in Trust Account	$230,662,819	$230,662,819	—	—

NOTE 9: SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company’s chief operating decision maker (“CODM”) has been identified as the Co-Chief Executive Officers, who collectively review the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment.

When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, which include general and administrative expenses and interest and dividends earned on cash and investments held in Trust Account.

The key measure of segment profit or loss reviewed by our CODM is net income or loss, which is comprised of interest and dividends earned on cash and investments held in Trust Account and general and administrative expenses. Net income or loss is reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination within the Completion Window. The CODM reviews interest and dividends earned on cash and investments held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. The CODM reviews general and administrative expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and the budget.

NOTE 10: SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “our,” “us” or “we” refer to GSR IV Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated on May 10, 2023, as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (“Business Combination”).

As of September 30, 2025, we had not yet commenced operations. All activity through September 30, 2025 relates to our formation and our Initial Public Offering which is described below, and since the Initial Public Offering, our search for a Business Combination. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We generate non-operating income from the proceeds held in a trust account (the “Trust Account”) with Odyssey Transfer and Trust Company acting as trustee. We have selected December 31 as our fiscal year end.

Initial Public Offering and Private Placement

The registration statement for the Company’s Initial Public Offering was declared effective on September 2, 2025. On September 5, 2025, the Company consummated the Initial Public Offering of 23,000,000 Units including 3,000,000 additional public units as the underwriters’ over-allotment option was exercised in full, at $10.00 per Unit, generating gross proceeds of $230,000,000.

Simultaneously with the consummation of the Initial Public Offering and the sale of the Units, the Company consummated the Private Placement of 655,500 units including 45,000 additional Private Placement Units as the underwriters’ over-allotment option was exercised in full to the Sponsor, at a price of $10.00 per Private Placement Unit, generating total proceeds of $6,555,000. Out of the aggregate amount of $6,555,000, the amount of $6,550,000 from the sale of the Private Placement Units are added to the net proceeds from the Initial Public Offering held in the Trust Account and the balance of $5,000 is receivable from the Sponsor, which is presented as an increase to stockholders’ deficit.

If the Company is unable to complete an initial Business Combination within the 18 or 21-month period after the closing of the Initial Public Offering (the “Completion Window”), it may seek an amendment to amended and restated memorandum and articles of association to extend the period of time to complete an initial Business Combination beyond 21 months. The Company’s amended and restated memorandum and articles of association requires at least a special resolution of shareholders as a matter of Cayman Islands law, meaning that such an amendment be approved by at least two-thirds of ordinary shares who, being entitled to do so, attend and vote (either in person or by proxy) at a general meeting of the company. If the Company seeks shareholder approval to extend beyond the 21-month period in which to complete an initial Business Combination to a later date, the Company is required to offer public shareholders the right to have their public ordinary shares redeemed for a pro rata share of the aggregate amount then on deposit in the Trust Account, including interest (less permitted withdrawals and up to $100,000 of interest to pay dissolution expenses). There are no limitations to the number of times that the Company may seek shareholder approval or that shareholders may approve to extend beyond the 21-month period in which to complete a Business Combination at a later date. If the initial Business Combination is not completed within the Completion Window, the membership interests of the Sponsor become worthless.

Liquidity and Capital Resources

As of September 30, 2025 and December 31, 2024, we had $1,835,999 and zero, respectively, of cash held outside of the Trust Account, after payment of costs related to the Initial Public Offering, and available for working capital purposes.

For the nine months ended September 30, 2025 and 2024, cash used in operating activities was $325,194 and zero, respectively.

We intend to use substantially all of the net proceeds of the Initial Public Offering, including the funds held in the Trust Account, to acquire a target business or businesses and to pay our expenses relating thereto. To the extent that our share capital is used in whole or in part as consideration to effect our initial Business Combination, the remaining proceeds held in the Trust Account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our initial Business Combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

Over the next 18 to 21 months (assuming a Business Combination is not consummated prior thereto), we will be using the funds held outside of the Trust Account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

If our estimates of the costs of undertaking in-depth due diligence and negotiating our initial Business Combination is less than the actual amount necessary to do so, or the amount of interest available to us from the Trust Account is less than we expect as a result of the current interest rate environment, we may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, we may need to obtain additional financing either to consummate our initial Business Combination or because we become obligated to redeem a significant number of our public shares upon consummation of our initial Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only consummate such financing simultaneously with the consummation of our initial Business Combination. Following our initial Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Going Concern Consideration

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 205-40, “Presentation of Financial Statements — Going Concern,” we have determined that mandatory liquidation, should we not complete a Business Combination and an extension of our deadline to do so not be approved by the shareholders of the Company, and potential subsequent dissolution and the liquidity issue raise substantial doubt about the Company’s ability to continue as a going concern if it does not complete a Business Combination.

As of September 30, 2025, the Company had $1,835,999 in its operating bank account and a working capital of $1,984,943. The Company has incurred and expects to continue to incur significant costs as a publicly traded company, to evaluate business opportunities, and to close on a Business Combination. Such costs will be incurred prior to generating any operating revenues. These factors also raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

Management plans to complete a Business Combination before the mandatory liquidation date and anticipates that the Company will have sufficient liquidity to fund its operations until then. However, there can be no assurance that we will be able to consummate a Business Combination within the Completion Window or that liquidity will be sufficient to fund operations. The financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Results of Operations

Our entire activity since inception up to September 30, 2025 relates to our formation and the Initial Public Offering, and since the Initial Public Offering, our search for a Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination, at the earliest. We generate non-operating income from the proceeds held in the Trust Account.

For the three months ended September 30, 2025, we had a net income of $488,891, which consisted of non-operating income earned on the Trust Account and operating account of $662,826, partially offset by loss from operations of $173,935 consisting of general and administrative expenses.

For the nine months ended September 30, 2025, we had a net income of $407,791, which consisted of non-operating income earned on the Trust Account and operating account of $662,826, partially offset by loss from operations of $255,035 consisting of general and administrative expenses.

For the three and nine months ended September 30, 2024, we had a net loss of zero and $6,317, respectively, which consisted of loss from operations consisting of general and administrative expenses.

Contractual Obligations

Administrative Services Agreement

Commencing on September 5, 2024, the Company has entered into an agreement to pay the Sponsor a total of up to $55,556 per month for office space and administrative and support services. Upon completion a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2025, the Company incurred $55,556 in fees for these services which are included within general and administrative expenses in the statements of operations (none for the three and nine months ended September 30, 2024). There were no related amounts payable as of September 30, 2025 or December 31, 2024..

Promissory Note

On June 6, 2024, the Sponsor agreed to loan the Company up to $300,000 pursuant to a promissory note (the “Note”). The Note was non-interest bearing, unsecured and due upon the earlier of June 6, 2025 and the closing of the Initial Public Offering. On June 3, 2025, the Company entered into an amendment to the Note, extending the maturity date to the earlier of June 6, 2026 and the closing of the Initial Public Offering. As of September 30, 2025 and December 31, 2024, the Company had no outstanding balances under the Note, which became due upon the closing of the Initial Public Offering.

Due to Related Party

The Sponsor pays certain costs on behalf of the Company, with such amounts reflected as due to related party. These amounts are due on demand and non-interest bearing. During the period from April 1, 2025 through September 5, 2025, the Sponsor paid certain costs totaling $168,559 on behalf of the Company. Upon the closing of the Initial Public Offering, the Company repaid the outstanding balance of $168,559 due to related party from the proceeds not held in the Trust Account, resulting in no balance due to related party as of September 30, 2025 (none as of December 31, 2024).

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lenders’ discretion, up to $1,500,000 of such Working Capital Loans may be convertible into private placement units at a price of $10.00 per unit. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2025 and December 31, 2025, the Company had no outstanding Working Capital Loans.

Critical Accounting Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have not identified any critical accounting estimates.

Recent Accounting Standards

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. This standard was effective for the Company for the year ended December 31, 2024 and did not have a material impact on the Company’s financial statements.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Off-Balance Sheet Arrangements

As of September 30, 2025, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Co-Chief Executive Officers, we conducted an evaluation of the effectiveness, of our disclosure controls and procedures as of September 30, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officers and principal financial and accounting officer have concluded that due to inadequate segregation of duties within account processes and insufficient written policies and procedures for accounting, IT and financial reporting and record keeping, during the period covered by this report, our disclosure controls and procedures were not effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Co-Chief Executive Officers or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2025 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for the Initial Public Offering dated September 3, 2025. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for our Initial Public Offering, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 5, 2025, we consummated our Initial Public Offering of 23,000,000 Units, which includes the exercise in full of the underwriters’ option to purchase an additional 3,000,000 Units at $10.00 per Unit, generating gross proceeds of $230,000,000.

Simultaneously with the consummation of the Initial Public Offering and the sale of the Units, the Company consummated the Private Placement of 655,500 Private Placement Units, at a price of $10.00 per Private Placement Unit, generating total proceeds of $6,555,000.

Transaction costs amounted to $13,509,096 consisting of $3,450,000 of cash underwriting fees, $9,200,000 of deferred underwriting commissions which will be paid on the consummation of the initial Business Combination, and $859,096 of other offering costs.

On September 5, 2025, a total of $230,000,000 of the net proceeds from the sale of the Units in the Initial Public Offering and the Private Placement were deposited in a Trust Account established for the benefit of the Company’s public shareholders with Odyssey Transfer and Trust Company acting as trustee.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Quarterly Report on Form 10-Q.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit No.	Description of Exhibits
1.1	Underwriting Agreement, dated September 3, 2025, among the Company and Polaris Advisory Partners LLC and The Benchmark Company, LLC, as representative of the underwriter named therein (incorporated by reference to Exhibit 1.1 on the Current Report on Form 8-K filed September 5, 2025 (file no. 001-42821)).
3.1	Amended and Restated Memorandum and Articles of Association of the Company (incorporated by reference to Exhibit 3.1 on the Current Report on Form 8-K filed September 5, 2025 (file no. 001-42821)).
4.1	Rights Agreement, dated September 3, 2025, between the Company and Odyssey Transfer and Trust Company, as Rights agent (incorporated by reference to Exhibit 4.1 on the Current Report on Form 8-K filed September 5, 2025 (file no. 001-42821)).
10.1	Letter Agreement, dated September 3, 2025, among the Company, its officers and directors, the Sponsor and Polaris Advisory Partners LLC (incorporated by reference to Exhibit 10.1 on the Current Report on Form 8-K filed September 5, 2025 (file no. 001-42821)).
10.2	Investment Management Trust Agreement, dated September 3, 2025, between the Company and Odyssey Transfer and Trust Company, as trustee incorporated by reference to Exhibit 10.2 on the Current Report on Form 8-K filed September 5, 2025 (file no. 001-42821))
10.3	Registration Rights Agreement, dated September 3, 2025, among the Company, the Sponsor, Polaris Advisory Partners LLC and certain security holders named therein incorporated by reference to Exhibit 10.3 on the Current Report on Form 8-K filed September 5, 2025 (file no. 001-42821))
10.4	Private Placement Unit Purchase Agreement, dated September 3, 2025, between the Company and the Sponsor incorporated by reference to Exhibit 10.4 on the Current Report on Form 8-K filed September 5, 2025 (file no. 001-42821)).
10.5	Private Placement Unit Purchase Agreement, dated September 3, 2025, between the Company and Polaris Advisory Partners LLC incorporated by reference to Exhibit 10.5 on the Current Report on Form 8-K filed September 5, 2025 (file no. 001-42821)).
10.6	Administrative Services Agreement, dated September 2, 2025, between the Company and the Sponsor incorporated by reference to Exhibit 10.6 on the Current Report on Form 8-K filed September 5, 2025 (file no. 001-42821)).
10.7	Indemnity Agreement, dated September 2, 2025, between the Company and Gus Garcia incorporated by reference to Exhibit 10.7 on the Current Report on Form 8-K filed September 5, 2025 (file no. 001-42821)).
10.8	Indemnity Agreement, dated September 2, 2025, between the Company and Lewis Silberman incorporated by reference to Exhibit 10.8 on the Current Report on Form 8-K filed September 5, 2025 (file no. 001-42821)).
10.9	Indemnity Agreement, dated September 2, 2025, between the Company and Anantha Ramamurti incorporated by reference to Exhibit 10.9 on the Current Report on Form 8-K filed September 5, 2025 (file no. 001-42821)).
10.10	Indemnity Agreement, dated September 2, 2025, between the Company and Yuya Orime incorporated by reference to Exhibit 10.10 on the Current Report on Form 8-K filed September 5, 2025 (file no. 001-42821)).
10.11	Indemnity Agreement, dated September 2, 2025, between the Company and Jody Sitkoski incorporated by reference to Exhibit 10.11 on the Current Report on Form 8-K filed September 5, 2025 (file no. 001-42821)).
10.12	Indemnity Agreement, dated September 2, 2025, between the Company and Susie Kuan incorporated by reference to Exhibit 10.12 on the Current Report on Form 8-K filed September 5, 2025 (file no. 001-42821)).
10.13	Indemnity Agreement, dated September 2, 2025, between the Company and Jonathan Cole incorporated by reference to Exhibit 10.13 on the Current Report on Form 8-K filed September 5, 2025 (file no. 001-42821)).
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1*	Certification of Principal Executive Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

**	Certain schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the SEC upon request.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 14th day of November 2025.

GSR IV ACQUISITION CORP.

By:	/s/ Gus Garcia
Name:	Gus Garcia
Title:	Co-Chief Executive Officer