Form 10-K
period 2025-12-31
GSR IV Acquisition Corp.
filed 2026-03-27
CIK 2072404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number 001-42821

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

The registrant’s Units begin trading on The Nasdaq Stock Market LLC on September 5, 2025 and the registrant’s Class A Ordinary Shares and Rights began trading on The Nasdaq Stock Market LLC on October 20, 2025. Accordingly, there was no market value for the registrant’s Class A Ordinary Shares as of the last business day of the second fiscal quarter of 2025. The aggregate market value of the outstanding Class A Ordinary Shares, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the Class A Ordinary Shares on December 31, 2025, as reported on The Nasdaq Stock Market LLC, was $236,318,445.

There were 23,655,500 Class A ordinary shares, par value $0.0001 per share, and 5,750,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding as of March 26, 2026.

Documents Incorporated by Reference

None.

i

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

The statements contained in this Form 10-K that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predicts,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Form 10-K may include, for example, statements about:

●	our ability to complete our initial business combination;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements and other benefits;

●	our potential ability to obtain additional financing to complete a business combination;

●	our pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential investment opportunities;

●	potential changes in control of us if we acquire one or more target businesses for stock;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	our expectations regarding the time during which we will be an “emerging growth company” under the JOBS Act;

●	our use of proceeds not held in the trust account; or

●	our financial performance, including following our initial business combination.

Additionally, in 2024, the SEC (as defined below) adopted additional rules and regulations relating to SPACs (as defined below). The 2024 SPAC Rules (as defined below) require, among other matters, (i) additional disclosures relating to SPAC sponsors and related persons; (ii) additional disclosures relating to SPAC Business Combination transactions; (iii) additional disclosures relating to dilution and to conflicts of interest involving sponsors and their affiliates in connection with any proposed business combination transactions; (iv) additional disclosures regarding projections included in SEC filings in connection with proposed business combination transactions; and (v) the requirement that both the SPAC and its target company be co-registrants in connection with registration statements relating to proposed business combination transactions. In addition, the SEC’s adopting release provided guidance describing circumstances in which a SPAC could become subject to regulation under the Investment Company Act (as defined below), including its duration, asset composition, business purpose, and the activities of the SPAC and its management team. The 2024 SPAC Rules may materially affect our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

ii

The forward-looking statements contained in this Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“amended and restated memorandum and articles of association” are to our amended and restated memorandum and articles of association in effect upon completion of the initial public offering;

●	“business combination” or “Business Combination” are to a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;

●	“Companies Act” are to the Companies Act (As Revised) of the Cayman Islands as the same may be amended from time to time;

●	“directors” are to our directors named in this Form 10-K;

●	“equity-linked securities” are to any debt or equity securities that are convertible, exercisable or exchangeable for share of our Class A ordinary shares issued in connection with our initial business combination including but not limited to a private placement of equity or debt;

●	“founder shares” are to our Class B ordinary shares initially purchased by GSR Sponsor in a private placement prior to the initial public offering, a portion of which were transferred to our three independent directors;

●	“GSR Sponsor,” the “Sponsor” or “our sponsor” are to GSR IV Sponsor LLC, a Delaware limited liability company,

●	“initial shareholders” are to GSR Sponsor and the three independent directors that hold our founder shares;

●	“management” or our “management team” are to our directors and officers;

●	“ordinary shares” are to our Class A ordinary shares and our Class B ordinary shares;

●	“permitted withdrawals” means amounts withdrawn to pay our taxes, all permitted withdrawals can only be made from interest and not from the principal held in the trust account;

●	“private placement shares” are to the Class A ordinary shares underlying the private placement units;

●	“private placement units” or “Private Placement Units” are to the units issued to GSR Sponsor in a private placement simultaneously with the closing of the initial public offering and upon conversion of working capital loans, if any;

●	“private placement rights” are to the rights underlying the private placement units;

●	“public shareholders” are to the holders of our public shares, including GSR Sponsor, our directors and officers to the extent such persons purchase public shares, provided their status as a “public shareholder” shall only exist with respect to such public shares;

●	“public shares” are to our Class A ordinary shares sold as part of the units in the initial public offering;

●	“public rights” are to the rights sold as part of the units in the initial public offering;

●	“rights,” are, collectively, to the private placement rights and public rights;

●	“rights agreement” are to our rights agreement governing the rights;

●	“sponsor members” means thirteen institutional investors and three accredited individual investors (none of which are affiliated with any member of our management or any other investor) that purchased, indirectly through GSR Sponsor, aggregate of 655,500 private placement units, at a price of $10.00 per unit, or $6,555,000 in the aggregate, in a private placement that closed simultaneously with the closing of the initial public offering;

●	“trust account” or “Trust Account” are to a trust account with Odyssey Transfer and Trust Company acting as trustee and invested only in in either (i) U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act, (ii) as uninvested cash, or (iii) an interest or non-interest bearing bank demand deposit account or other accounts at a bank;

●	“we,” “us,” “our,” the “Company” or our “company” are to GSR IV Acquisition Corp., a Cayman Islands exempted company; and

●	“$,” “US$” and “U.S. dollar” each refer to the United States dollar.

iii

PART I

ITEM 1. BUSINESS

General

We are a blank check company incorporated on May 10, 2023 as a Cayman Islands exempted company for the purpose of effecting a business combination.

As of December 31, 2025, we had not yet commenced operations. All activity through December 31, 2025, relates to our formation and our Initial Public Offering which is described below, and since the Initial Public Offering, our search for a Business Combination. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We generate non-operating income from the proceeds held in the Trust Account. We have selected December 31 as our fiscal year end.

The registration statement for the Company’s initial public offering (“Initial Public Offering”) was declared effective on September 2, 2025. On September 5, 2025, the Company consummated the Initial Public Offering of 23,000,000 units including 3,000,000 additional public units as the underwriters’ over-allotment option was exercised in full (“Units”), at $10.00 per Unit, generating gross proceeds of $230,000,000.

Simultaneously with the consummation of the Initial Public Offering and the sale of the Units, the Company consummated the private placement of 655,500 units including 45,000 additional Private Placement Units as the underwriters’ over-allotment option was exercised in full to the Sponsor, at a price of $10.00 per Private Placement Unit, generating total proceeds of $6,555,000. Out of the aggregate amount of $6,555,000, the amount of $6,550,000 from the sale of the Private Placement Units was added to the net proceeds from the Initial Public Offering held in the Trust Account and the balance of $5,000 was receivable from the Sponsor, which amount was written off to bad debt expense within general and administrative expenses on December 31, 2025.

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

Our Management Team

For more information on the experience and background of our management team, see the section entitled “Management.”

Business Strategy

 Our strategy is to leverage our team’s extensive track record in SPAC-related mergers & acquisitions, strategic advisory and capital markets to identify and complete an initial business combination. We believe our target selection process, as well as our management team and founders’ SPAC expertise will provide us with a competitive advantage as we source and execute our initial business combination. This may include, without limitation, high-growth targets in the software, technology-enabled manufacturing and services, mobility and transportation sectors, as well as companies that help to address evolving environmental, social and governance (“ESG”) related issues, where a public listing, financing from an initial business combination and access to public capital markets will enable the target to build on its competitive advantages and allow the target company’s management and directors to further accelerate its growth profile.

Acquisition / Investment Criteria

Consistent with our business strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We will use these criteria and guidelines in evaluating initial business combination opportunities, but we may decide to enter into our initial business combination with a target business that does not meet these criteria and guidelines. While we intend to utilize these criteria in evaluating business combination opportunities, we expect that no individual criterion will entirely determine a decision to pursue a particular opportunity.

●	Financial Stability and Visibility: We expect to target an initial business combination with a company in which we can readily identify current and future revenues, a path to sustained long-term profitability and attractive future cash flow dynamics;

●	Leading Industry and Market Position: We intend to seek targets whose products and/or services currently enjoy, or are expected to enjoy, leading positions in their respective markets with sustainable competitive advantages and natural barriers to market entry;

●	Resilient Barriers to Entry: We seek established and emerging market leaders with defensible and self-reinforcing competitive advantages such as high switching costs, network effects, proprietary data/integrations and learning effects;

●	Multiple Growth Avenues: Our ideal business combination partners have the capability to grow both organically and through targeted acquisitions, and can leverage our own expertise across M&A and capital markets advisory for evaluation of strategic processes;

●	Strong and Public-Company-Ready Management Team: We will seek to acquire or merge with a business with an experienced management team with a proven history of success in prior endeavors across both private and publicly-listed companies;

●	Focus on Environmental, Social, and Governance Issues: We intend to seek business combinations with companies that have established corporate values that embrace and address pressing issues related to environmental, social, and governance concerns;

●	Potential to Benefit from Our Expertise: We will rely on our advisory heritage to assist management in identifying, negotiating, financing and structuring transactions including acquisition and/or capital raises to support and accelerate long-term growth.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general criteria as well as other considerations and factors that our management team and advisors may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our shareholder communications related to our initial business combination, which, as discussed in this Annual Report on Form 10-K, would be in the form of proxy solicitation materials or tender offer documents that we would file with the SEC.

Notwithstanding the foregoing, these criteria and guidelines are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may or may not be based, to the extent relevant, on these general criteria and guidelines as well as other considerations, factors, criteria and guidelines that our management may deem relevant.

Administrative Support Agreement

 Commencing on September 5, 2025, the Company has entered into an agreement to pay the Sponsor a total of up to $55,556 per month for office space and administrative and support services. Upon completion a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the years ended December 31, 2025 and 2024, $222,224 and zero were incurred and billed under the administrative support agreement, respectively. There were no related amounts payable as of December 31, 2025 or 2024.

Promissory Note

On June 6, 2024, the Sponsor agreed to loan the Company up to $300,000 pursuant to a promissory note (the “Note”). The Note was non-interest bearing, unsecured and due upon the earlier of June 6, 2025 and the closing of the Initial Public Offering. On June 3, 2025, the Company entered into an amendment to the Note, extending the maturity date to the earlier of June 6, 2026 and the closing of the Initial Public Offering. As of December 31, 2025 and 2024, the Company had no outstanding balances under the Note, which became due upon the closing of the Initial Public Offering.

Due to Related Party

The Sponsor pays certain costs on behalf of the Company, with such amounts reflected as due to related party. These amounts are due on demand and non-interest bearing. During the period from April 1, 2025 through September 5, 2025, the Sponsor paid certain costs totaling $168,559 on behalf of the Company. Upon the closing of the Initial Public Offering, the Company repaid the outstanding balance of $168,559 due to related party from the proceeds not held in the Trust Account, resulting in no balance due to related party as of December 31, 2025 (none as of December 31, 2024).

Our Acquisition Process

In evaluating a prospective target business, we expect to conduct an extensive due diligence review which may encompass, as applicable and among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities and a review of financial and other information about the target and its industry. We will also utilize our management team’s operational and capital planning experience.

Each of our directors and officers, directly or indirectly, own founder shares and/or private placement units following the initial public offering and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, such officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

Certain of our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities, including other blank check companies, pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity subject to his or her fiduciary duties. In addition, certain of our sponsor, officers and directors currently are directors or officers of other blank check companies, and may, in the future, sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an initial business combination. As a result, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, then, subject to such officer’s and director’s fiduciary duties under Cayman Islands law, he or she will need to honor such fiduciary or contractual obligations to present such business combination opportunity to such entity, before we can pursue such opportunity. If these other entities decide to pursue any such opportunity, we may be precluded from pursuing the same. However, we do not expect these duties to materially affect our ability to complete our initial business combination. Our amended and restated memorandum and articles of association will provide that we renounce our interest in any business combination opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and it is an opportunity that we are able to complete on a reasonable basis. Our directors and officers are also not required to commit any specified amount of time to our affairs, and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence.

Initial Business Combination

Our initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the trust account (excluding deferred underwriting commissions and taxes payable on the income earned on the trust account) at the time of the agreement to enter into the initial business combination. If our board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria.

Effecting a Business Combination

General

We are not presently engaged in, and we will not engage in, any substantive commercial business for an indefinite period of time. We intend to utilize cash derived from the proceeds of our initial public offering and the sale of private shares, our capital stock, debt or a combination of these in effecting a business combination. Accordingly, investors are investing without first having an opportunity to evaluate the specific merits or risks of any one or more business combinations. A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various federal and state securities laws. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth. While we may seek to effect simultaneous business combinations with more than one target business, we will probably have the ability, as a result of our limited resources, to effect only a single business combination.

Fair Market Value of Target Business

The Nasdaq listing rules require that our initial business combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the income earned on the trust account). We refer to this as the 80% fair market value test. If our board of directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. We do not currently intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination, although there is no assurance that will be the case. In addition, pursuant to Nasdaq listing rules, our initial business combination must be approved by a majority of our independent directors.

We anticipate structuring our initial business combination so that the post-transaction company in which our public shareholders own shares will own or acquire 100% of the issued and outstanding equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to our initial business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in our initial business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the issued and outstanding capital stock, shares or other equity securities of a target business or issue a substantial number of new shares to third-parties in connection with financing our initial business combination. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% fair market value test. If our initial business combination involves more than one target business, the 80% fair market value test will be based on the aggregate value of all of the target businesses. Notwithstanding the foregoing, if we are not then listed on Nasdaq for whatever reason, we would no longer be required to meet the foregoing 80% fair market value test.

 To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

Redemption Rights

We may require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents or proxy materials mailed to such holders, or up to two business days prior to the initially scheduled vote on the proposal to approve the business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, rather than simply voting against the initial business combination. The tender offer or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public shareholders to satisfy such delivery requirements, which will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Accordingly, a public shareholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two business days prior to the initially scheduled vote on the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Pursuant to the tender offer rules, the tender offer period will be not less than 20 business days and, in the case of a shareholder vote, a final proxy statement would be mailed to public shareholders at least 20 days prior to the shareholder vote. However, we expect that a draft proxy statement would be made available to such shareholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Given the relatively short exercise period, it is advisable for shareholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker a fee of approximately $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the shareholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the business combination was approved, the company would contact such shareholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the shareholder then had an “option window” after the completion of the business combination during which he or she could monitor the price of the company’s shares in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which shareholders were aware they needed to commit before the general meeting, would become “option” rights surviving past the completion of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or two business days prior to the scheduled date of the general meeting set forth in our proxy materials, as applicable (unless we elect to allow additional withdrawal rights). Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If the initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any shares delivered by public holders.

Liquidation if No Business Combination

GSR Sponsor, our directors and officers have agreed that we will have only 18 months (or up to 21 months at the discretion of GSR Sponsor without the need for a shareholder vote and without the ability of any shareholder to redeem their shares) from the closing of the initial public offering to complete our initial business combination. If we have not completed our initial business combination within such 18-month or 21-month period, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less permitted withdrawals and up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our public rights, which will expire worthless if we fail to complete our initial business combination within the 21-month time period.

Our initial shareholders have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial business combination within 18 months (or up to 21 months at the discretion of GSR Sponsor) from the closing of the initial public offering. However, if our initial shareholders acquire public shares, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the allotted 21-month time period.

If we seek shareholder approval to extend beyond the 21-month period in which to complete an initial business combination to a later date, we will offer our public shareholders the right to have their public ordinary shares redeemed for a pro rata share of the aggregate amount then on deposit in the trust account, including interest (less permitted withdrawals and up to $100,000 of interest to pay dissolution expenses), as described in greater detail in the prospectus. In the event that we fail to receive shareholder approval to extend the period of time we have to complete an initial business combination beyond 21 months, we will cease all operations except for winding up, as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to the Company (less permitted withdrawals and up to $100,000 of interest to pay dissolution expenses), divided by the number of then public shares in issue, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the directors, liquidate and dissolve. There are no limitations to the number of times that the Company may seek shareholder approval or that shareholders may approve to extend beyond the 21-month period in which to complete a business combination at a later date. If the initial business combination is not completed in the period provided, the membership interests of GSR Sponsor become worthless.

GSR Sponsor, our directors and officers have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 18 months (or up to 21 months at the discretion of GSR Sponsor) from the closing of the initial public offering or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, in each case unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less permitted withdrawals and up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our public shares at such time.

If we were to expend all of the net proceeds of the initial public offering and the sale of the private placement units, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by shareholders upon our dissolution would be approximately $10.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be substantially less than $10.00. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers (other than our independent auditors), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will enter into an agreement with a third party that has not executed a waiver only if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where we are unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we have not completed our initial business combination within the required time period, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. GSR Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (1) $10.00 per public share or (2) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of permitted withdrawals and up to $100,000 of interest to pay dissolution expenses, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriter of the initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, then GSR Sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether GSR Sponsor has sufficient funds to satisfy its indemnity obligations and believe that GSR Sponsor’s only assets are securities of our company and, therefore, GSR Sponsor may not be able to satisfy those obligations. None of our other officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below (1) $10.00 per public share or (2) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of permitted withdrawals and up to $100,000 of interest to pay dissolution expenses, and GSR Sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against GSR Sponsor to enforce their respective indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against GSR Sponsor to enforce their respective indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be substantially less than $10.00 per share.

We will seek to reduce the possibility that GSR sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent auditors), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. GSR Sponsor will also not be liable as to any claims under our indemnity of the underwriter of the initial public offering against certain liabilities, including liabilities under the Securities Act. We will have access to up to $202,350,000 from the proceeds of this offering and the sale of the private placement units, with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate, and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors.

If we file a winding-up or bankruptcy or insolvency petition or an involuntary winding-up or bankruptcy or insolvency petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable insolvency law, and may be included in our insolvency estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any insolvency claims deplete the trust account, we cannot assure you we will be able to return $10.00 per share to our public shareholders. Additionally, if we file a winding-up or bankruptcy or insolvency petition or an involuntary winding-up or bankruptcy or insolvency petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or insolvency laws as a voidable performance. As a result, a bankruptcy court could seek to recover some or all amounts received by our shareholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public shareholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (1) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein; (2) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 18 months (or up to 21 months at the discretion of GSR Sponsor) from the closing of the initial public offering or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity; and (3) the redemption of our public shares if we have not completed an initial business combination within 18 months (or up to 21 months at the discretion of GSR Sponsor) from the closing of the initial public offering, subject to applicable law. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. Holders of rights will not have any right to the proceeds held in the trust account with respect to the rights.

Amended and Restated Memorandum and Articles of Association

Our amended and restated memorandum and articles of association contain certain requirements and restrictions relating to the initial public offering that will apply to us until the consummation of our initial business combination. Our amended and restated memorandum and articles of association contain a provision which provides that, if we seek to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 18 months (or up to 21 months at the discretion of GSR Sponsor) from the closing of the initial public offering or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, we will provide public shareholders with the opportunity to redeem their public shares in connection with any such amendment. Specifically, our amended and restated memorandum and articles of association provide, among other things, that:

●	prior to the consummation of our initial business combination, we shall either (1) seek shareholder approval of our initial business combination at a meeting called for such purpose at which public shareholders may seek to redeem their public shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction, into their pro rata share of the aggregate amount then on deposit in the trust account, calculated as of two business days prior to the completion of our initial business combination, including interest (less permitted withdrawals and up to $100,000 of interest to pay dissolution expenses), or (2) provide our public shareholders with the opportunity to tender their public shares to us by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, calculated as of two business days prior to the completion of our initial business combination, including interest (less permitted withdrawals and up to $100,000 of interest to pay dissolution expenses), in each case subject to the limitations described herein;

●	our initial business combination must be approved by a majority of our board of directors and a majority of our independent directors;

●	if we seek shareholder approval, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the votes cast by shareholders who, being entitled to do so, attend and vote (either in person or by proxy) at a general meeting of the company;

●	if our initial business combination is not consummated within 18 months (or up to 21 months at the discretion of GSR Sponsor) from the closing of the initial public offering, then our existence will terminate and we will distribute all amounts in the trust account; and

●	prior to our initial business combination, we may not issue additional ordinary shares that would entitle the holders thereof to (1) receive funds from the trust account or (2) vote as a class with our public shares on any initial business combination.

In addition, our amended and restated memorandum and articles of association will provide that under no circumstances will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 either immediately prior to or upon consummation of our initial business combination, or otherwise we are exempt from the provisions of Rule 419 promulgated under the Securities Act (so that we are not subject to the SEC’s “penny stock” rules).

These provisions cannot be amended without the approval of a special resolutions, which requires the approval of holders of at least two-thirds of our ordinary shares who, being entitled to do so, attend and vote (either in person or by proxy) in a general meeting. In the event we seek shareholder approval in connection with our initial business combination, our amended and restated memorandum and articles of association provide that we may consummate our initial business combination only if approved by a majority of the ordinary shares voted by our shareholders at a duly held general meeting. A quorum for such meeting will be present if the holders of one-third of issued and outstanding shares entitled to vote at the meeting are represented in person or by proxy.

Additionally, our amended and restated memorandum and articles of association provide that, prior to our initial business combination, only holders of our founder shares will have the right to vote on the appointment of directors and that holders of a majority of our founder shares may remove a member of the board of directors for any reason. These provisions of our amended and restated memorandum and articles of association may only be amended by a special resolution passed by a majority of at least 90% of our ordinary shares attending and voting in a general meeting. With respect to any other matter submitted to a vote of our shareholders, including any vote in connection with our initial business combination, except as required by law, holders of our founder shares and holders of our public shares will vote together as a single class, with each share entitling the holder to one vote.

Competition

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of this offering and the sale of the private placement units, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, in the event we seek shareholder approval of our initial business combination and we are obligated to pay cash for our Class A ordinary shares, it will potentially reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination.

Facilities

We currently maintain our executive offices at 5900 Balcones Drive, Suite 100, Austin, TX 78731, United States of America. The cost for this space is included in the $55,556 per month fee that we will pay an affiliate of GSR Sponsor for office space, administrative and support services. We consider our current office space adequate for our current operations.

Employees

We currently have four officers and do not intend to have any additional full-time employees prior to the completion of our initial business combination. Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that any such person will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the current stage of the business combination process.

Periodic Reporting and Audited Financial Statements

We will register our units, Class A ordinary shares and public rights under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accounting firm.

We will provide shareholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to shareholders to assist them in assessing the target business. These financial statements may be required to be prepared in accordance with, or be reconciled to, U.S. GAAP, depending on the circumstances and the historical financial statements may be required to be audited in accordance with PCAOB standards. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2025 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Legal Proceedings

To the knowledge of our management team, there is no material litigation currently pending against us, any of our officers or directors in their capacity as such or against any of our property.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to make disclosures under this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

As a blank check company, we have no operations and therefore do not have any operations of our own that face cybersecurity threats. However, we do depend on the digital technologies of third parties. Any sophisticated and deliberate attacks on, or security breaches in, systems or infrastructure or the cloud that we utilize, including those of third parties, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. Because of our reliance on the technologies of third parties, we also depend upon the personnel and the processes of third parties to protect against cybersecurity threats, and we have no personnel or processes of our own for this purpose. Our Board oversees risk for our Company, and prior to filings with the SEC, our Board reviews our risk factors, including the descriptions of the risks we face from cybersecurity threats.

ITEM 2. PROPERTIES

We currently maintain our executive offices at 5900 Balcones Drive, Suite 100, Austin, TX 78731, United States of America. The cost for this space is included in the $55,556 per month fee that we will pay an affiliate of GSR Sponsor for office space, administrative and support services. We consider our current office space adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information

Our units began trading on Nasdaq under the symbol “GSRF” on September 5, 2025. On October 17, 2025, the Company’s units became voluntarily separable into one ordinary share and one-seventh of one right. The ordinary shares, units and rights began trading on Nasdaq under the symbols “GSRF,” “GSRFU” and “GSRFR,” respectively, shortly thereafter. Each unit consists of one ordinary share and one-seventh of one right. Each whole right entitles the holder thereof to receive one Class A ordinary share upon the consummation of our initial business combination.

(b) Holders

At March 26, 2026, there was one holder of record of Class A ordinary shares, four holders of record of Class B ordinary shares, one holder of record of GSR rights and one holder of record of units.

(c) Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e) Performance Graph

Not required for smaller reporting companies.

(f) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

References to the “Company,” “our,” “us” or “we” refer to GSR IV Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated on May 10, 2023 as a Cayman Islands exempted company for the purpose of effecting a business combination.

As of December 31, 2025, we had not yet commenced operations. All activity through December 31, 2025 relates to our formation and our Initial Public Offering which is described below, and since the Initial Public Offering, our search for a Business Combination. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We generate non-operating income from the proceeds held in the Trust Account. We have selected December 31 as our fiscal year end.

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

Simultaneously with the consummation of the Initial Public Offering and the sale of the Units, the Company consummated the private placement of 655,500 units including 45,000 additional Private Placement Units as the underwriters’ over-allotment option was exercised in full to the Sponsor, at a price of $10.00 per Private Placement Unit, generating total proceeds of $6,555,000. Out of the aggregate amount of $6,555,000, the amount of $6,550,000 from the sale of the Private Placement Units was added to the net proceeds from the Initial Public Offering held in the Trust Account and the balance of $5,000 was receivable from the Sponsor, which amount was written off to bad debt expense within general and administrative expenses on December 31, 2025.

If the Company is unable to complete an initial Business Combination within the Completion Window, it may seek an amendment to amended and restated memorandum and articles of association to extend the period of time to complete an initial Business Combination beyond 21 months. The Company’s amended and restated memorandum and articles of association requires at least a special resolution of shareholders as a matter of Cayman Islands law, meaning that such an amendment be approved by at least two-thirds of ordinary shares who, being entitled to do so, attend and vote (either in person or by proxy) at a general meeting of the company. If the Company seeks shareholder approval to extend beyond the 21-month period in which to complete an initial Business Combination to a later date, the Company is required to offer public shareholders the right to have their public ordinary shares redeemed for a pro rata share of the aggregate amount then on deposit in the Trust Account, including interest (less permitted withdrawals and up to $100,000 of interest to pay dissolution expenses). There are no limitations to the number of times that the Company may seek shareholder approval or that shareholders may approve to extend beyond the 21-month period in which to complete a Business Combination at a later date. If the initial Business Combination is not completed within the Completion Window, the membership interests of the Sponsor become worthless.

Liquidity and Capital Resources

As of December 31, 2025 and 2024, we had $1,550,075 and zero, respectively, of cash held outside of the Trust Account, after payment of costs related to the Initial Public Offering, and available for working capital purposes.

For the years ended December 31, 2025 and 2024, cash used in operating activities was $611,118 and zero, respectively.

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

As of December 31, 2025, the Company had $1,550,075 in its operating bank account and a working capital of $1,677,987. The Company has incurred and expects to continue to incur significant costs as a publicly traded company, to evaluate business opportunities, and to close on a Business Combination. Such costs will be incurred prior to generating any operating revenues. These factors also raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

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

Results of Operations

Our entire activity since inception up to December 31, 2025 relates to our formation and the Initial Public Offering, and since the Initial Public Offering, our search for a Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination, at the earliest. We generate non-operating income from the proceeds held in the Trust Account.

For the year ended December 31, 2025, we had a net income of $2,320,989, which consisted of non-operating income earned on the Trust Account and operating account of $2,888,001, partially offset by loss from operations of $567,012 consisting of general and administrative expenses.

For the year ended December 31, 2024, we had a net loss of $10,117, which consisted of loss from operations consisting of general and administrative expenses.

Contractual Obligations

Administrative Services Agreement

Commencing on September 5, 2025, the Company has entered into an agreement to pay the Sponsor a total of up to $55,556 per month for office space and administrative and support services. Upon completion a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the year ended December 31, 2025, the Company incurred $222,224 in fees for these services which are included within general and administrative expenses in the statements of operations (none for the year ended December 31, 2024). There were no related amounts payable as of December 31, 2025 or 2024.

Promissory Note

On June 6, 2024, the Sponsor agreed to loan the Company up to $300,000 pursuant to a promissory note (the “Note”). The Note was non-interest bearing, unsecured and due upon the earlier of June 6, 2025 and the closing of the Initial Public Offering. On June 3, 2025, the Company entered into an amendment to the Note, extending the maturity date to the earlier of June 6, 2026 and the closing of the Initial Public Offering. As of December 31, 2025 and 2024, the Company had no outstanding balances under the Note, which became due upon the closing of the Initial Public Offering.

Due to Related Party

The Sponsor pays certain costs on behalf of the Company, with such amounts reflected as due to related party. These amounts are due on demand and non-interest bearing. During the period from April 1, 2025 through September 5, 2025, the Sponsor paid certain costs totaling $168,559 on behalf of the Company. Upon the closing of the Initial Public Offering, the Company repaid the outstanding balance of $168,559 due to related party from the proceeds not held in the Trust Account, resulting in no balance due to related party as of December 31, 2025 (none as of December 31, 2024).

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lenders’ discretion, up to $1,500,000 of such Working Capital Loans may be convertible into private placement units at a price of $10.00 per unit. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2025 and 2024, the Company had no outstanding Working Capital Loans.

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

Off-Balance Sheet Arrangements

As of December 31, 2025, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

This information appears following Item 15 of this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Co-Chief Executive Officers, we conducted an evaluation of the effectiveness, of our disclosure controls and procedures as of December 31, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officers and principal financial and accounting officer have concluded that due to inadequate segregation of duties within account processes and insufficient written policies and procedures for accounting, IT and financial reporting and record keeping, during the period covered by this report, our disclosure controls and procedures were not effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Management’s Annual Report on Internal Controls over Financial Reporting

This Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2025 covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

As of the date of this Form 10-K, our directors and executive officers are as follows:

Gus Garcia	45	Co-Chief Executive Officer
Lewis Silberman	46	Co-Chief Executive Officer
Anantha Ramamurti	50	President and Chief Financial Officer
Yuya Orime	37	Chief Business Development Officer
Jonathan Cole	41	Director Nominee
Susie Kuan	39	Director Nominee
Jody Sitkoski	66	Director Nominee

Gus Garcia serves as our Co-Chief Executive Officer and Director. Since May 2023, Mr. Garcia has served as Co-Chief Executive Officer and Director of GSR III Acquisition Corp., a blank check company in the process of completing its initial business combination with Terra Innovatum Global S.R.L. From January 2022 to June 2023, Mr. Garcia served as Co-Chief Executive Officer and Director of GSR II Meteora Acquisition Corp, a blank check company that completed its initial business combination with Bitcoin Depot Inc.. From March 2021 to May 2022, Mr. Garcia served as Co-President and Director of Graf Acquisition Corp. IV, a blank check company that completed its initial business combination with NKGen Biotech, Inc. Mr. Garcia is the former Head of SPAC M&A for Bank of America Merrill Lynch, where he spent the 14 years preceding his departure in March 2021, and was responsible for advising private companies and SPACs on all aspects of mergers involving SPACs. In his last 12 months at Bank of America, Mr. Garcia advised on 13 SPAC transactions with approximately ~$20 billion in negotiated equity value in the aggregate. In addition, Mr. Garcia has worked on and overseen transactions with an excess of $150 billion in value across PIPEs, corporate separations and other mergers & acquisitions. Prior to being the Head of SPAC M&A, Mr. Garcia led the separations practice for Bank of America Merrill Lynch where he focused on complex corporate transactions such as spin-offs (including one of the top 5 largest spin-offs in corporate history), splitoffs, reverse Morris trusts, carve-out IPOs and structured private capital raises. Prior to the merger with Bank of America, Mr. Garcia worked at Merrill Lynch in the Corporate Finance group where he also focused on complex corporate transactions, as well as structured investments held on the bank’s balance sheet in partnership with Merrill Lynch’s Global Principal Investment group. Prior to Merrill Lynch, Mr. Garcia worked in HSBC’s Healthcare Investment Banking Group, and prior to HSBC, he worked in Wells Fargo Securities’ M&A group. Additionally, since July 2022, Mr. Garcia is a co-founder and partner of Polaris Advisory Partners, LLC, a boutique investment bank. Polaris Advisory Partners LLC is one of our underwriters in this offering. Mr. Garcia is a registered representative of Kingswood Capital Partners LLC. Since May 2020, Mr. Garcia has sat on the Board of Directors for New York Cares, the largest volunteer network in New York City, serving nonprofit organizations and schools. Mr. Garcia graduated magna cum laude with a Bachelor of Science in Business Administration and a Master of Science in International Commerce & Finance from Georgetown University in 2003.

Lewis Silberman serves as our Co-Chief Executive Officer and Director. Since May 2023, Mr. Silberman has served as Co-Chief Executive Officer and Director of GSR III Acquisition Corp., a blank check company in the process of completing its initial business combination with Terra Innovatum Global S.R.L. From January 2022 to June 2023, Mr. Silberman served as Co-Chief Executive Officer and Director of GSR II Meteora Acquisition Corp, a blank check company that completed its initial business combination with Bitcoin Depot Inc.. From March 2021 to May 2022, Mr. Silberman served as Co-President and Director of Graf Acquisition Corp. IV, a blank check company that completed its initial business combination with NKGen Biotech, Inc. From early 2020 to March 2021, Mr. Silberman was a Managing Director in the Equity Capital Markets group of Oppenheimer & Co. Inc, where he led financings for the firm’s SPAC IPOs and business combination clients. In his last 12 months at Oppenheimer & Co. Inc., Mr. Silberman managed several SPAC IPOs, including Gig4 Acquisition Corp. (GIGG), Noble Rock Acquisition Corp. (NRAC), MDH Acquisition Corp. (MDH), Class Acceleration Corp. (CLAS), and Rodgers Silicon Valley Acquisition Corp. (RSVA). Additionally, over the past several years, Mr. Silberman has acted in an advisory or placement agent role on transactions including Kingswood Acquisition Corp.’s combination with financial services company Binah Capital Group, CIIG Capital Partners II’s combination with electric mobility firm Zapp, Ascendent Acquisition Corp.’s combination with financial media and content company Beacon Street Group Holdings, Rodgers Silicon Valley Acquisition Corp.’s combination with next-generation battery manufacturer Enovix, Alpha Healthcare Acquisition Corp.’s combination with bioengineering firm Humacyte, Acies Acquisition Corp.’s combination with mobile gaming and loyalty rewards program company PlayStudios, and Roth CH Acquisition I Co.’s combination with PureCycle Technologies. Prior to his role in Oppenheimer’s Equity Capital Markets group, Mr. Silberman was the Head of Equity Sales for Oppenheimer for five years. Before joining Oppenheimer, Mr. Silberman spent three years at CIBC World Markets Corp., where he worked in a special situations client-coverage group focused on strategies including merger-arbitrage, ADR-arbitrage, and closed-end fund arbitrage. Prior to CIBC World Markets, Mr. Silberman worked at PaineWebber, Inc. Additionally, Mr. Silberman is a co-founder and partner of SPAC Advisory Partners, LLC, a boutique financial advisory firm focused on the special purpose acquisition company market. SPAC Advisory Partners is an affiliate of our underwriters. Mr. Silberman is also a Director at Chain Bridge I, a Nasdaq-listed special purpose acquisition company. Mr. Silberman holds a Bachelor of Science degree from the Leonard N. Stern School of Business at New York University, with a dual major in finance and marketing (2000), as well as a Master of Business Administration from the Stern School at New York University, with a dual concentration in Financial Markets and Management (2010). Mr. Silberman has completed three New York City Marathons (2017, 2018 and 2019) as a member of Fred’s Team to raise money for Memorial Sloan-Kettering Cancer Center.

Anantha Ramamurti serves as our President, Chief Financial Officer and Director. Mr. Ramamurti has over 27 years of experience in the Technology sector across engineering, corporate finance and investment banking roles. Since May 2023, Mr. Ramamurti has served as President, Chief Financial Officer and Director of GSR III Acquisition Corp., a blank check company in the process of completing its initial business combination with Terra Innovatum Global S.R.L. From January 2022 to June 2023, Mr. Ramamurti served as President and Director of GSR II Meteora Acquisition Corp, a blank check company that completed its initial business combination with Bitcoin Depot Inc.. From March 2021 to May 2022, Mr. Ramamurti served as Chief Financial Officer of Graf Acquisition Corp. IV, a blank check company that completed its initial business combination with NKGen Biotech, Inc.. From August 2017 to March 2021, Mr. Ramamurti was a Managing Director and most recently the Head of Global Mobility Group at Bank of America Securities where he was responsible for the coverage of the AutoTech sector and other emerging technologies. During his career at Bank of America, Mr. Ramamurti advised on several SPAC merger transactions, including the acquisition of Lucid Motors by Churchill Capital Corp. IV, the sale of Xos Trucks to NextGen Acquisition Corp., the acquisition of EVgo by Climate Change Crisis Real Impact I Acquisition Corporation, the sale of Proterra to ArcLight Clean Transition Corp., the sale of Lightning eMotors to GigCapital3, the sale of ChargePoint to Switchback Energy Acquisition Corporation, the sale of Canoo to Hennessy Capital Acquisition Corp. IV, and the sale of Velodyne Lidar to Graf Industrial Corp., among others. Prior to Bank of America, Mr. Ramamurti worked at Deutsche Bank from May 2010 to August 2017 where he was most recently a Director in the Technology Investment Banking group and covered clients across semiconductor, communications, networking and cleantech sectors. Mr. Ramamurti started his investment banking career in November 2009 at Guggenheim Securities in its Consumer & Retail investment banking group, where he was employed until April 2010. During his banking career, Mr. Ramamurti had led execution on over 65 transactions totaling over $80 billion in transaction value across all product areas, including equity offerings, debt issuances, SPAC mergers and other M&A advisory. Prior to banking, from January 2009 to November 2009, Mr. Ramamurti served as a Senior Financial Analyst at Taco Bell, a division of Yum! Brands, where he oversaw the operations of company-owned stores in several states in the Midwest. Prior to finance, Mr. Ramamurti spent almost 12 years in various engineering roles at Rockwell Semiconductor Systems, Texas Instruments and several other firms, where he was responsible for the design and development of semiconductor processor chips. Mr. Ramamurti holds four patents in the areas of design and development. Additionally, since July 2022, Mr. Ramamurti is a co-founder and partner of Polaris Advisory Partners LLC, a boutique investment bank. Polaris Advisory Partners LLC is one of our underwriters in this offering. Mr. Ramamurti is a registered representative of Kingswood Capital Partners LLC. Mr. Ramamurti has an MBA with Honors in Finance from the UCLA Anderson School of Management, a Master’s with Honors in Electrical Engineering from the University of Pittsburgh, and a Bachelor’s with Honors in Instrumentation Engineering from the Birla Institute of Technology and Science (BITS), Pilani, India.

Yuya Orime serves as our Chief Business Development Officer. Since May 2023, Mr. Orime has served as Chief Business Development Officer of GSR III Acquisition Corp., a blank check company in the process of completing its initial business combination with Terra Innovatum Global S.R.L. Since July 2022, Mr. Orime has served as Senior Vice President of Polaris Advisory Partners LLC, a boutique investment bank. Polaris Advisory Partners LLC is one of our underwriters in this offering. Mr. Orime is a registered representative of Kingswood Capital Partners LLC. Most recently, from July 2022 to June 2023, Mr. Orime was Senior Vice President at GSR II Meteora Acquisition Corp. (GSRM), which successfully closed a SPAC transaction with Bitcoin Depot (NASDAQ: BTM) in June 2023. Prior to GSRM, Mr. Orime worked at Bank of America Securities from 2012 to 2022 where he was most recently a Director in the Technology Investment Banking group and covered clients across AutoTech and Enterprise Software sectors. During his career, Mr. Orime has advised on several SPAC mergers, including the sale of Zapp Electric Vehicles to CIIG II, sale of Spire Global to NavSight, acquisition of Lucid by Churchill IV, sale of Xos to NextGen, acquisition of EVgo by Climate Change Crisis I, sale of Proterra to ArcLight, sale of Lightning eMotors to GigCapital3, sale of ChargePoint to Switchback, sale of Canoo to Hennessy IV, and sale of Velodyne Lidar to Graf Industrial. Mr. Orime received his B.S. in Business Administration from University of Southern California in 2011.

Jonathan Cole serves as one of our independent directors. Mr. Cole is the founder and currently the Chief Executive Officer of Movida Hotel Group and Onera Escapes (“Movida”), an experiential hospitality platform specializing in operations, investment, and construction. Since its founding in 2015, the company operated hundreds of landscape hotels, boutique hotels, and hospitality properties throughout the United States and Mexico. Mr. Cole has served as CEO since 2021 and Co-CEO since 2018. He is a Partner at Onera Opportunity Fund I (“Onera”), a real estate fund focusing on alternative hospitality assets. Onera completed the first sale of a landscape glamping property to a public REIT in 2022. From 2016 to 2018, Mr. Cole was the Chief Executive Officer of Cowboy Analytics LLC (“Cowboy Analytics”), a payments and data company. Prior to this, from 2015 until its sale in 2016, he served as the CEO of Rally.org/Piryx (“Priyx”), a payment technology company specializing in cause-based funding and backed by Greylock Partners, Google Ventures, and FLOODGATE. Under his leadership, Piryx was the largest political fundraising platform in the United States, and Rally.org was recognized as a pioneer in crowdfunding and underwriting. Piryx achieved a sale in 2016. From 2014 to 2015, Mr. Cole was the Chief Financial Officer of Rally.org/Piryx. Before 2014, he was an attorney and advisor to Almavi Empreendimentos LTDA, a private investment office based in Goiania, Brazil. Mr. Cole is currently a board member of Cowboy Analytics and previously served on the board of Semiconductor Resources International, a transnational semiconductor equipment broker. He holds a B.A. in History and Government from the University of Texas at Austin, a J.D. from the University of Texas School of Law, and attended the McCombs Graduate School of Business at the University of Texas. He is a member of the New York and Texas bar associations.

Susie Kuan serves as one of our independent directors. Mrs. Kuan has over 17 years’ of experience in finance and accounting, including 10 years as a capital market expert where she guided companies with IPO, acquisition, divestiture and other capital market transactions in technology, fintech, biotech, and consumer industries amongst others. Since November 2023, Mrs. Kuan has been the Managing Principal, and Co-founder of Captiva Advisory, Inc. an IPO and technical accounting consulting firm based in San Francisco, CA. Prior to that, she was a Managing Director with Deloitte & Touche LLP, a global professional services firm, where she helped build the firm’s IPO practice and led several dozen IPO transactions. Mrs. Kuan is a Certified Public Accountant in California and holds a Master of Science in Taxation from Golden Gate University and a BA in Accounting, Finance and International Finance from California State University- East Bay. She also obtained certifications in the Emerging CFO from Stanford Graduate School of Business and in Executive Leadership from Columbia Business School.

Jody Sitkoski serves as one of our independent directors. Mr. Sitkoski has over 30 years of experience in building and managing technology companies. Since 2019, Mr. Sitkoski has served as the Chief Executive Officer & President of GIS Renewable Energy Colombia SAS, where he is developing renewable energy & energy storage projects with a $500 million credit facility from a Singapore Financial Institution. Since 2021, Mr. Sitkoski has served as a director of global business for DD Dannar Corp., a fully electric heavy equipment manufacturing company specializing in zero emission infrastructure, agriculture and defense technologies. Mr. Sitkoski co-founded MR3 Systems, Inc., an ion exchange technology company that developed tools to assist in rare mineral extraction and recovery. Mr. Sitkoski also serves as strategic advisor to Mel-Mont Medical, a early cancer detection protocol recently approved by the FDA. Mr. Sitkoski was recently appointed to the VP of Clinical Partnerships and Growth for Dapper.Care an online AI medical companion being developed in collaboration with AWS and Care America Pharmacy Services.

Number, Terms of Office and Appointment of Directors and Officers

During the past ten years, none of the Company’s executive officers, directors or nominees have (i) been convicted in a criminal proceeding (excluding traffic violations and similar misdemeanors) or (ii) been a party to any judicial or administrative proceeding (except for matters that were dismissed without sanction or settlement) that resulted in a judgment, decree or final order enjoining such person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws.

During the past ten years except as discussed below (i) no petition has been filed under federal bankruptcy laws or any state insolvency laws by or against any of our executive officers, directors or nominees, (ii) no receiver, fiscal agent or similar officer was appointed by a court for the business or property of any of our executive officers, directors or nominees, and (iii) none of our executive officers, directors or nominees was an executive officer of any business entity or a general partner of any partnership at or within two years before the filing of a petition under the federal bankruptcy laws or any state insolvency laws by or against such entity. All of the Company’s executive officers, directors and nominees listed above are U.S. citizens.

As of the date of this Form 10-K, we are not subject to any material legal proceedings, nor, to our knowledge, are any material legal proceedings threatened against us or any of our executive officers or directors in their corporate capacity.

Number and Terms of Office of Officers and Directors

Our board of directors consists of six members. Prior to our initial business combination, holders of our founder shares will have the right to appoint all of our directors and remove members of the board of directors for any reason, and holders of our public shares will not have the right to vote on the appointment of directors during such time. These provisions of our amended and restated memorandum and articles of association may only be amended by a special resolution passed by a majority of at least 90% of our ordinary shares attending and voting in a general meeting. Each of our directors will hold office for a three-year term. Subject to any other special rights applicable to the shareholders, any vacancies on our board of directors may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of our board of directors or by a majority of the holders of our ordinary shares (or, prior to our initial business combination, holders of our founder shares).

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our amended and restated memorandum and articles of association as it deems appropriate. Our amended and restated memorandum and articles of association provide that our officers may consist of a Chairman or Co-Chairman, a Vice-Chairman, a Chief Executive Officer or Co-Chief Executive Officers, a President, a Chief Operating Officer, a Chief Financial Officer, Vice Presidents, a Secretary, Assistant Secretaries, a Treasurer and such other offices as may be determined by the board of directors.

During our 2025 fiscal year, there was one meeting of our board of directors. All of our directors attended at least 75% of the meetings held during fiscal year 2025. All directors are expected to attend meetings of the board of directors, meetings of the Committees upon which they serve and meetings of our shareholders absent cause.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent within one year of our initial public offering. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. We have three “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our board has determined that each of Jonathan Cole, Susie Kuan and Jody Sitkoski is an independent director under applicable SEC rules and the Nasdaq listing standards.

Committees of the Board of Directors

Our board of directors has two standing committees: an audit committee and a compensation committee. Subject to phase-in rules and a limited exception, Nasdaq rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and Nasdaq rules require that the compensation committee of a listed company be comprised solely of independent directors. Each committee operates under a charter that complies with Nasdaq rules, has been approved by our board of directors and has the composition and responsibilities described below.

Audit Committee

Our audit committee consists of Jonathan Cole, Susie Kuan and Jody Sitkoski. Ms. Kuan serves as chairman of the audit committee.

Each member of the audit committee is financially literate and our board of directors has determined that Ms. Kuan qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

We have adopted an audit committee charter, which details the purpose and principal functions of the audit committee, including:

●	assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent registered public accounting firm’s qualifications and independence, and (4) the performance of our internal audit function and independent registered public accounting firm;

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm and any other registered public accounting firm engaged by us;

●	pre-approving all audit and non-audit services to be provided by the independent registered public accounting firm or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	reviewing and discussing with the independent registered public accounting firm all relationships the independent registered public accounting firm has with us in order to evaluate their continued independence;

●	setting clear hiring policies for employees or former employees of the independent registered public accounting firm;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (1) the independent registered public accounting firm’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent registered public accounting firm, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations;”

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

Our compensation committee consists of Jonathan Cole, Susie Kuan and Jody Sitkoski. Mr. Sitkoski serves as chairman of the compensation committee. We have adopted compensation committee charter, which details the purpose and responsibility of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Co-Chief Executive Officers’ compensation, evaluating our Co-Chief Executive Officers’ performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Co-Chief Executive Officers based on such evaluation;

●	reviewing and making recommendations to our board of directors with respect to the compensation, and any incentive-compensation and equity-based plans that are subject to board approval of all of our other officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, independent legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Director Nominations

We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605 of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by the Board. The Board believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who will participate in the consideration and recommendation of director nominees are Jonathan Cole, Susie Kuan and Jody Sitkoski. In accordance with Rule 5605 of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The Board will also consider director candidates recommended for nomination by our shareholders during such times as they are seeking proposed nominees to stand for election at the next annual general meeting of shareholders (or, if applicable, a, extraordinary general meeting of shareholders). Our shareholders that wish to nominate a director for election to our Board should follow the procedures set forth in our by laws.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the Board considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders.

Section 16 (a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and persons who beneficially own more than ten percent of our ordinary shares to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such Forms, we believe that during the year ended December 31, 2025 there were no delinquent filers.

Code of Ethics

We have adopted a code of ethics that applies to all of our executive officers, directors and employees. The code of ethics codifies the business and ethical principles that govern all aspects of our business.

Conflicts of Interest

Our management team, in their capacities as directors, officers or employees of GSR Sponsor or its respective or in their other endeavors, may choose to present potential Business Combinations to the related entities described above, current or future entities affiliated with or managed by either of our sponsor, or third parties, before they present such opportunities to us, subject to his or her fiduciary duties under Cayman Islands law and any other applicable fiduciary duties. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other. For more information, see the section entitled “Management — Conflicts of Interest.”

In addition, members of our management team and our board of directors will directly or indirectly own founder shares and/or private placement units following the initial public offering, as set forth in “Principal Shareholders,” and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial Business Combination.

Our sponsor and some of our directors and officers are officers, partners or affiliates of SPAC Advisory Partners, LLC, our underwriter, and are registered representatives of Kingswood Capital Partners LLC. As a result, SPAC Advisory Partners, LLC is deemed to have a “conflict of interest” within the meaning of FINRA Rule 5121. Accordingly, the initial public offering is being made in compliance with the applicable requirements of Rule 5121. SPAC Advisory Partners will not confirm sales to any account over which it exercises discretionary authority without the specific prior written approval of the account holder. In addition, Rule 5121 requires that a “qualified independent underwriter,” as defined in Rule 5121, participate in the preparation of the registration statement and prospectus and exercise the usual standards of due diligence with respect thereto. B. Riley has agreed to act as a qualified independent underwriter for the initial public offering. We have agreed to indemnify B. Riley against certain liabilities incurred in connection with acting as a qualified independent underwriter, including liabilities under the Securities Act.

Our directors and officers presently have, and any of them in the future may have, additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a Business Combination opportunity to such entity. Accordingly, if any of our directors or officers becomes aware of a Business Combination opportunity that is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she may need to honor these fiduciary or contractual obligations to present such Business Combination opportunity to such entity, or in the case of a non-compete restriction, may not present such opportunity to us at all, subject to his or her fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by law: (i) no individual serving as a director or an officer, among other persons, shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us, and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which (a) may be a corporate opportunity for any director or officer, on the one hand, and us, on the other or (b) the presentation of which would breach an existing legal obligation of a director or officer to any other entity. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial Business Combination.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

No compensation of any kind, including finder’s and consulting fees, will be paid to our sponsor, officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of an initial Business Combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf, including with respect to our formation and initial public offering and to identifying potential target businesses and performing due diligence on suitable Business Combinations. Additionally, in connection with the successful completion of our initial Business Combination, we may determine to provide a payment to our sponsor, officers, directors, advisors or our or their affiliates; however any such payment would not be made from the proceeds of our initial public offering held in the trust account and we currently do not have any agreement or arrangement with any such party to do so. Our audit committee will review on a quarterly basis all payments that were or are to be made to our sponsor, officers, directors or our or their affiliates. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

After the completion of our initial Business Combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed Business Combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed Business Combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the Board for determination, either by a compensation committee constituted solely by independent directors or by a majority of independent directors on our Board.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial Business Combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial Business Combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial Business Combination will be a determining factor in our decision to proceed with any potential Business Combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of the date of this Form 10-K by:

●	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares;

●	each of our directors and officers that beneficially owns ordinary shares; and

●	all our directors and officers as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record of beneficial ownership of the private placement units as these units are not exercisable within 60 days of the date of this Form 10-K:

	Number of Shares Beneficially	Approximate Percentage of Issued and Outstanding Ordinary
Name and Address of Beneficial Owner(1)	Owned	Shares
GSR IV Sponsor LLC(1)(2)	5,690,000	20%
Gus Garcia(2)	5,690,000	20%
Lewis Silberman(2)	5,690,000	20%
Anantha Ramamurti(2)	5,690,000	20%
Yuya Orime
Jonathan Cole(3)	20,000	*
Susie Kuan(3)	20,000	*
Jody Sitkoski(3)	20,000	*
All officers, directors and director nominees as a group (eight individuals)

*	Less than one percent.
(1)

Represents 5,690,000 Class B ordinary shares that automatically convert on a one-for one basis into Class A ordinary shares at the time of a qualifying initial Business Combination, or earlier at the option of the holder.

(2)	Messrs. Garcia, Silberman and Ramamurti each disclaims beneficial of such shares except to the extent of any pecuniary interest therein.
(3)	Includes the 20,000 founder shares our Sponsor transferred to each independent director on August 18, 2025.

Restrictions on Transfers of Founder Shares and Private shares

The founder shares, private placement units and any Class A ordinary shares issued upon conversion or exercise thereof are each subject to transfer restrictions pursuant to lock-up provisions in the letter agreement with us to be entered into by our initial shareholders, directors and officers. Those lock-up provisions provide that such securities are not transferable or saleable (1) in the case of the founder shares, until the first earnings release that is at least 60 days after the completion of the Company’s initial Business Combination, at which point 25% of the Founder Shares will become transferable and thereafter an additional 25% will become transferable at each subsequent earnings release, and, notwithstanding the above, 100% of any Founder Shares will become immediately transferable, subsequent to any initial Business Combination, (x) if the last reported sale price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share dividends, rights issuances, reorganizations, recapitalizations and the like) for any 10 trading days within any 30-trading day period commencing at least 150 days after our initial Business Combination or (y) the date on which we complete a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property, and (2) in the case of the private placement units (including any private placement shares, private placement rights and any Class A ordinary shares underlying the private placement rights), until 30 days after the completion of our initial Business Combination, except in each case (unless otherwise described below) (a) transfer to (i) GSR Sponsor’s members, (ii) the directors or officers of the Company, GSR Sponsor or GSR Sponsor’s members, (iii) any affiliates or family members of the directors or officers of the Company, GSR Sponsor, GSR Sponsor’s members, (iv) any members or partners of GSR Sponsor or GSR Sponsor’s members, or their respective affiliates, or any affiliates of GSR Sponsor or GSR Sponsor’s members, or any employees of such affiliates, (b) in the case of an individual, by gift to a member of the individual’s immediate family or to a trust, the beneficiary of which is a member of the individual’s immediate family, an affiliate of such person, or to a charitable organization; (c) in the case of an individual, by virtue of laws of descent and distribution upon death of the individual; (d) in the case of an individual, pursuant to a qualified domestic relations order; (e) in the case of a trust by distribution to one or more permissible beneficiaries of such trust; (f) by private sales or in connection with the consummation of a Business Combination at prices no greater than the price at which the securities were originally purchased; (g) to us for no value for cancellation in connection with the consummation of our initial Business Combination; (h) in the event of our liquidation prior to our completion of our initial Business Combination; (i) by virtue of the laws of Delaware law, by virtue of GSR Sponsor’s limited liability agreement or other constitutional, organizational or formational documents, as amended, upon dissolution of GSR Sponsor or by virtue of the constitutional, organization or formational documents of a subsidiary of GSR Sponsor that holds the relevant securities, upon liquidation or dissolution of such subsidiary; or (j) in the event of our completion of a liquidation, merger, share exchange, reorganization or other similar transaction which results in all of our shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property subsequent to our completion of our initial Business Combination; provided, however, that in the case of clauses (a) through (e) these permitted transferees must enter into a written agreement agreeing to be bound by these transfer restrictions.

No member of GSR Sponsor may Transfer all or any portion of its membership interests in GSR Sponsor, except (i) with the prior written consent of all of the managers of GSR Sponsor, or (ii) to such member’s affiliates, immediate family, or to a trust, the primary beneficiary(ies) of which is a member or members of such member’s immediate family; provided that such recipient shall be required to become a member of GSR Sponsor pursuant to the terms of GSR Sponsor’s limited liability agreement and, therefore, be bound by the restrictions on transfers as set forth therein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Founder Shares

On May 30, 2023, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration for 5,750,000 Class B ordinary shares of the Company (after giving effect to a share surrender effected on June 5, 2024). The initial shareholders have not forfeited Founder Shares as the over-allotment option was exercised in full by the underwriter. The Founder Shares represent 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering.

Private Placement

Simultaneously with the consummation of the Initial Public Offering and the sale of the Units, the Company consummated the private placement of 655,500 units, generating total proceeds of $6,555,000. Each Private Placement Unit entitles the holder thereof to one Class A ordinary share and one-seventh of one private right to purchase one Class A ordinary share at $10.00 per share.

The private placement units have terms and provisions that are identical to the units sold as part of the Initial Public Offering. The private placement units (including any private placement shares, any private placement rights and any Class A ordinary shares underlying the private placement rights) are not transferable, assignable or saleable until 30 days after the completion of initial Business Combination except pursuant to limited exceptions.

Related Person Transactions Policy and Procedure

GSR’s Code of Ethics requires it to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the Board (or the audit committee). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

GSR’s audit committee, pursuant to its written charter, is responsible for reviewing and approving related-party transactions to the extent GSR enters into such transactions. The audit committee will consider all relevant factors when determining whether to approve a related party transaction, including whether the related party transaction is on terms no less favorable to GSR than terms generally available from an unaffiliated third-party under the same or similar circumstances and the extent of the related party’s interest in the transaction. No director may participate in the approval of any transaction in which he is a related party, but that director is required to provide the audit committee with all material information concerning the transaction. GSR also requires each of its directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, if such related party transaction were to occur, GSR has agreed not to consummate an initial Business Combination with an entity that is affiliated with any of the Sponsor, officers or directors of GSR unless GSR has obtained an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm that our initial Business Combination is fair to our company from a financial point of view.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

MaloneBailey, LLP (“MB”) served as our independent registered public accounting firm for the fiscal year 2025.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services normally provided in connection with statutory and regulatory filings or engagements including comfort letters, consents and other services related to SEC matters. The aggregate fees billed by MB for professional services rendered for the audit of our financial statements for the years ended December 31, 2025 and 2024 totaled $110,000.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay MB any fees for consultations concerning financial accounting and reporting standards for the years ended December 31, 2025 and 2024.

Tax Fees. We did not pay MB for tax planning, tax advice and tax compliance for the years ended December 31, 2025 and 2024.

All Other Fees. We did not pay MB for any other services for the years ended December 31, 2025 and 2024.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements. The following financial statements are submitted as part of this Annual Report on Form 10-K:

(b) Exhibits:

Information in response to this Item is incorporated herein by reference to the Exhibit Index to this Form 10-K.

ITEM 16. FORM 10-K SUMMARY

None.

GSR IV ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

GSR IV Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of GSR IV Acquisition Corp. (the “Company”) as of December 31, 2025 and 2024, and the related statements of operations, changes in shareholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company’s auditor since 2025.

Houston, Texas

March 27, 2026

GSR IV ACQUISITION CORP.

BALANCE SHEETS

	As of December 31,
	2025	2024
ASSETS
Current Assets:
Cash	$1,550,075	$-
Prepaid expenses	148,812	2,867
Total Current assets	1,698,887	2,867
Non-Current Assets:
Cash and investments held in Trust Account	232,887,973	-
Total Assets	$234,586,860	$2,867

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current Liabilities:
Accounts payable and accrued expenses	$20,900	$3,800
Total Current Liabilities	20,900	3,800
Non-Current Liabilities:
Deferred underwriting commissions	9,200,000	-
Total Liabilities	9,220,900	3,800

Commitments and Contingencies (Note 6)
Class A ordinary shares, $0.0001 par value; 23,000,000 shares subject to possible redemption at $10.13 per share as of December 31, 2025 (none as of December 31, 2024)	232,887,973	-

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 655,500 shares issued and outstanding (excluding 23,000,000 shares subject to possible redemption) as of December 31, 2025 (none as of December 31, 2024)	66	-
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding as of December 31, 2025 and 2024, respectively	575	575
Additional paid-in capital	-	24,425
Accumulated deficit	(7,522,654)	(25,933)
Total Shareholders’ Deficit	(7,522,013)	(933)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$234,586,860	$2,867

The accompanying notes are an integral part of these financial statements.

GSR IV ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2025	2024
General and administrative expenses	$567,012	$10,117
Loss from operations	(567,012)	(10,117)

Other income
Interest and dividends earned on cash and investments held in trust account	2,887,973	-
Interest from the bank account	28	-
Net income (loss)	$2,320,989	$(10,117)

Basic and diluted weighted average ordinary shares outstanding, redeemable ordinary shares	7,435,616	-
Basic and diluted net income (loss) per share, redeemable ordinary shares	$0.17	$-
Basic and diluted weighted average ordinary shares outstanding, non-redeemable ordinary shares	5,961,915	5,750,000
Basic and diluted net income (loss) per share, non-redeemable ordinary shares	$0.17	$(0.00)

The accompanying notes are an integral part of these financial statements.

GSR IV ACQUISITION CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2025

	Ordinary Shares				Additional	Private Placement		Total
	Class A		Class B		Paid-in	Unit	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Deficit

Balance – January 1, 2025	-	$-	5,750,000	$575	$24,425	$-	$(25,933)	$(933)
Risk capital receivable	-	-	-	-	-	(5,000)	-	(5,000)
Sale of private placement units	655,500	66	-	-	6,554,934	-	-	6,555,000
Fair value of rights included in public units	-	-	-	-	4,107,143	-	-	4,107,143
Allocated value of offering costs to ordinary shares and rights	-	-	-	-	(299,821)	-	-	(299,821)
Remeasurement of ordinary shares subject to possible redemption	-	-	-	-	(10,386,681)	-	(6,929,737)	(17,316,418)
Subsequent measurement of ordinary shares subject to possible redemption	-	-	-	-	-	-	(2,887,973)	(2,887,973)
Write-off of risk capital receivable	-	-	-	-	-	5,000	-	5,000
Net income	-	-	-	-	-	-	2,320,989	2,320,989
Balance - December 31, 2025	655,500	$66	5,750,000	$575	$-	$-	$(7,522,654)	$(7,522,013)

The accompanying notes are an integral part of these financial statements.

GSR IV ACQUISITION CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT - (Continued)

FOR THE YEAR ENDED DECEMBER 31, 2024

	Ordinary Shares				Additional		Total Shareholders’
	Class A		Class B		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance – January 1, 2024	-	$-	5,750,000	$575	$24,425	$(15,816)	$9,184
Net loss	-	-	-	-	-	(10,117)	(10,117)
Balance - December 31, 2024	-	$-	5,750,000	$575	$24,425	$(25,933)	$(933)

The accompanying notes are an integral part of these financial statements.

GSR IV ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2025	2024
Cash Flows from Operating Activities:
Net income (loss)	$2,320,989	$(10,117)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest and dividends earned on cash and investments held in trust account	(2,887,973)	-
Bad debt expense	5,000	-
Changes in operating assets and liabilities:
Prepaid expenses	(145,945)	6,317
Accounts payable and accrued expenses	17,100	3,800
Due to related party	79,711	-
Net cash used in operating activities	(611,118)	-

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(230,000,000)	-
Net cash used in investing activities	(230,000,000)	-

Cash Flows from Financing Activities:
Proceeds received from initial public offering, gross	230,000,000	-
Proceeds received from private placement	6,381,441	-
Offering costs paid	(4,220,248)	-
Net cash provided by financing activities	232,161,193	-

Net increase in cash	1,550,075	-

Cash - beginning of the year	-	-
Cash - end of the year	$1,550,075	$-

Supplemental disclosure of noncash investing and financing activities:
Offering costs paid by related party	$88,848	$-
Due to related party transferred to risk capital	$168,559	$-
Proceeds allocated to public rights	$4,107,143	$-
Allocation of offering costs to ordinary shares subject to redemption	$13,209,275	$-
Remeasurement adjustment on ordinary shares subject to possible redemption	$17,316,418	$-
Subsequent measurement of ordinary shares subject to possible redemption	$2,887,973	$-
Deferred underwriting commissions	$9,200,000	$-
Reclassification of value for Class A ordinary shares	$230,000,000	$-

The accompanying notes are an integral part of these financial statements.

GSR IV ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

As of December 31, 2025, the Company had not yet commenced operations. All activity for the period from May 10, 2023 (inception) through December 31, 2025 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), and since the Initial Public Offering, its search for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest and dividend income from the proceeds derived from the Initial Public Offering held in the Trust Account (as defined below). The Company has selected December 31 as its fiscal year end.

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

Simultaneously with the consummation of the Initial Public Offering and the sale of the Units, the Company consummated the private placement (“Private Placement”) of 655,500 units including 45,000 additional private placement units as the underwriters’ over-allotment option was exercised in full (the “Private Placement Units”) to GSR IV Sponsor LLC (the “Sponsor”), at a price of $10.00 per Private Placement Unit, generating total proceeds of $6,555,000 (see Note 4). Out of the aggregate amount of $6,555,000, the amount of $6,550,000 from the sale of the Private Placement Units are added to the net proceeds from the Initial Public Offering held in the Trust Account and the balance of $5,000 was receivable from the Sponsor, which amount was written off to bad debt expense within general and administrative expenses on December 31, 2025.

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

Going Concern Consideration

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 205-40, “Presentation of Financial Statements - Going Concern,” we have determined that mandatory liquidation, should we not complete a Business Combination and an extension of our deadline to do so not be approved by the shareholders of the Company, and potential subsequent dissolution and the liquidity issue raise substantial doubt about the Company’s ability to continue as a going concern if it does not complete a Business Combination.

As of December 31, 2025, the Company had $1,550,075 in its operating bank account and a working capital of $1,677,987. The Company has incurred and expects to continue to incur significant costs as a publicly traded company, to evaluate business opportunities, and to close on a Business Combination. Such costs will be incurred prior to generating any operating revenues. These factors also raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to nonemerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make a comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2025 and 2024, the Company had $1,550,075 and $0 in cash, respectively. The Company did not have any cash equivalents as of December 31, 2025 or December 31, 2024.

Cash and Investments Held in Trust Account

As of December 31, 2025 and 2024, the Company had $232,887,973 and $0 in cash and investments held in the Trust Account, respectively, comprised of money market funds that invest in U.S. government securities. Investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Earnings on cash and investments held in the Trust Account are included in interest and dividends earned on cash and investments held in the Trust Account in the statement of operations. The estimated fair value of cash and investments held in the Trust Account is determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows. As of December 31, 2025 and 2024, the Company has not experienced losses on these accounts.

Fair Value Measurements

The Company follows the guidance in ASC 820, “Fair Value Measurement,” for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are-measured and reported at fair value at least annually.

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

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2025 or 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Accordingly, on December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet, as reconciled in the following table:

Public offering proceeds	$230,000,000
Less: Proceeds allocated to public rights	(4,107,143)
Less: Ordinary share issuance cost	(13,209,275)
Plus: Remeasurement of carrying value to redemption value	17,316,418
Ordinary shares subject to possible redemption, September 5, 2025	$230,000,000
Plus: Subsequent measurement of ordinary shares subject to possible redemption	2,887,973
Ordinary shares subject to possible redemption, December 31, 2025	$232,887,973

Net Income (Loss) Per Ordinary Share

The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period, with presentation of net income (loss) per redeemable share and non-redeemable share following the two-class method.

The calculation of diluted income (loss) per ordinary share does not consider the effect of the rights issued in connection with the Initial Public Offering and the Private Placement since the exercise of the rights is contingent upon the occurrence of future events. As of December 31, 2025 and 2024, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares that then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the years presented.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except share amounts):

	For the Year Ended December 31,
	2025		2024
Particulars	Redeemable Shares	Non-Redeemable Shares	Redeemable Shares	Non-Redeemable Shares
Basic and diluted net income (loss) per share:
Weighted average shares outstanding	7,435,616	5,961,915	-	5,750,000
Ownership percentage	55%	45%	0%	100%
Numerators:
Allocation of net income (loss)	$1,288,147	$1,032,842	$-	$(10,117)

Denominators:
Weighted average shares outstanding	7,435,616	5,961,915	-	5,750,000
Basic and diluted net income (loss) per share	$0.17	$0.17	$-	$(0.00)

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

NOTE 5: RELATED PARTY TRANSACTIONS

Founder Shares

On May 30, 2023, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration for 5,750,000 Class B ordinary shares (the “Founder Shares”). It was expected that the initial shareholders would not have forfeited any Founder Shares even if the over-allotment option was not exercised in full by the underwriters. The Founder Shares represent 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering as the over-allotment option was exercised in full by the underwriters.

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

Administrative Services Agreement

Commencing on September 5, 2025, the Company entered into an agreement to pay the Sponsor a total of up to $55,556 per month for office space and administrative and support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the year ended December 31, 2025, the Company incurred $222,224 in fees for these services which are included within general and administrative expenses in the accompanying statements of operations (none for the year ended December 31, 2024). There were no related amounts payable as of December 31, 2025 or 2024.

Promissory Note

On June 6, 2024, the Sponsor agreed to loan the Company up to $300,000 pursuant to a promissory note (the “Note”). The Note was noninterest bearing, unsecured and due upon the earlier of June 6, 2025 and the closing of the Initial Public Offering. On June 3, 2025, the Company entered into an amendment to the Note, extending the maturity date to the earlier of June 6, 2026 and the closing of the Initial Public Offering. As of December 31, 2025 and 2024, the Company had no outstanding balances under the Note, which became due upon the closing of the Initial Public Offering.

Due to Related Party

The Sponsor pays certain costs on behalf of the Company, with such amounts reflected as due to related party. These amounts are due on demand and non-interest bearing. During the period from April 1, 2025 through September 5, 2025, the Sponsor paid certain costs totaling $168,559 on behalf of the Company. Upon the closing of the Initial Public Offering, the Company repaid the outstanding balance of $168,559 due to related party from the proceeds not held in the Trust Account, resulting in no balance due to related party as of December 31, 2025 (none as of December 31, 2024).

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lenders’ discretion, up to $1,500,000 of such Working Capital Loans may be convertible into private placement units at a price of $10.00 per unit. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2025 and 2024, the Company had no outstanding Working Capital Loans.

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

NOTE 7: SHAREHOLDERS’ DEFICIT

Preference Shares - The Company is authorized to issue 1,000,000 preference shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2025 and 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares - The Company is authorized to issue 200,000,000 Class A ordinary share with a par value of $0.0001 per share. As of December 31, 2025, there were 655,500 Class A ordinary shares issued and outstanding, excluding 23,000,000 Class A ordinary shares subject to possible redemption (none as of December 31, 2024).

Class B Ordinary Shares - The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. On May 30, 2023, the Company issued an aggregate of 5,750,000 Founder Shares to the Sponsor for an aggregate purchase price of $25,000, or approximately $0.004 per share. As of December 31, 2025 and 2024, there were 5,750,000 Class B ordinary shares issued and outstanding.

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

Rights - As of December 31, 2024, there were no rights issued or outstanding. On September 5, 2025, 3,285,714 Public Rights and 93,642 Private Placement Rights were issued as part of the Initial Public Offering and Private Placement, respectively.

The gross proceeds of the Initial Public Offering were allocated to the Public Rights based on relative value, with $4,107,143 recorded in shareholders’ deficit related to the Public Rights on September 5, 2025. The rights are not remeasured to fair value on a recurring basis.

As of December 31, 2025, there were 3,285,714 Public Rights and 93,642 Private Placement Rights outstanding. Each holder of one right will receive one Class A ordinary share upon the consummation of the initial Business Combination, whether or not the Company will be the surviving entity, even if the holder of a Public Right converted all Class A ordinary shares held by them or it in connection with the initial Business Combination or an amendment to the Company’s memorandum and articles of association with respect to Company’s pre-business combination activities. In the event the Company will not be the survivor upon completion of the initial Business Combination, each holder of rights will be required to affirmatively convert their rights in order to receive the Class A ordinary shares underlying the rights (without paying any additional consideration) upon consummation of the Business Combination. The Company will not issue fractional Class A ordinary shares in connection with an exchange of rights. Fractional Class A ordinary shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of Cayman Islands law. If the Company is unable to complete an initial Business Combination within the Completion Window and the Company redeems the Public Shares from the funds held in the Trust Account, holders of rights will not receive any of such funds for their rights and the rights will expire worthless.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2025 (none as of December 31, 2024) and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	As of December 31, 2025	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)
Assets:
Cash and investments held in Trust Account	$232,887,973	$232,887,973	—	—

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 27th day of March, 2026.

GSR IV ACQUISITION CORP.

By:	/s/ Gus Garcia
Name:	Gus Garcia
Title:	Co-Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. The undersigned hereby constitute and appoint Gus Garcia and Lewis Silberman, and each of them, their true and lawful agents and attorneys-in-fact with full power and authority in said agents and attorneys-in-fact, and in any one or more of them, to sign for the undersigned and in their respective names as Directors and officers of GSR IV Acquisition Corp., any amendment or supplement hereto. The undersigned hereby confirm all acts taken by such agents and attorneys-in-fact, or any one or more of them, as herein authorized.

Signature	Title	Date

/s/ Gus Garcia	Co-Chief Executive Officer and Director	March 27, 2026
Gus Garcia	(Principal Executive Officer)

/s/ Lewis Silberman	Co-Chief Executive Officer and Director	March 27, 2026
Lewis Silberman	(Principal Executive Officer)

/s/ Anantha Ramamurti	Chief Financial Officer, President and Director	March 27, 2026
Anantha Ramamurti	(Principal Financial and Accounting Officer)

/s/ Jonathan Cole	Director	March 27, 2026
Jonathan Cole

/s/ Susie Kuan	Director	March 27, 2026
Susie Kuan

/s/ Jody Sitkoski	Director	March 27, 2026
Jody Sitkoski

EXHIBIT INDEX

1.1	Underwriting Agreement, dated September 3, 2025, among the Company and Polaris Advisory Partners LLC and The Benchmark Company, LLC, as representative of the underwriter named therein (incorporated by reference to Exhibit 1.1 on the Current Report on Form 8-K filed September 5, 2025 (file no. 001-42821)).
3.1	Amended and Restated Memorandum and Articles of Association of the Company (incorporated by reference to Exhibit 3.1 on the Current Report on Form 8-K filed September 5, 2025 (file no. 001-42821)).
4.1	Rights Agreement, dated September 3, 2025, between the Company and Odyssey Transfer and Trust Company, as Rights agent (incorporated by reference to Exhibit 4.1 on the Current Report on Form 8-K filed September 5, 2025 (file no. 001-42821)).
4.5*	Description of Registrant’s Securities.
10.1	Letter Agreement, dated September 3, 2025, among the Company, its officers and directors, the Sponsor and Polaris Advisory Partners LLC (incorporated by reference to Exhibit 10.1 on the Current Report on Form 8-K filed September 5, 2025 (file no. 001-42821)).
10.2	Investment Management Trust Agreement, dated September 3, 2025, between the Company and Odyssey Transfer and Trust Company, as trustee incorporated by reference to Exhibit 10.2 on the Current Report on Form 8-K filed September 5, 2025 (file no. 001-42821)).
10.3	Registration Rights Agreement, dated September 3, 2025, among the Company, the Sponsor, Polaris Advisory Partners LLC and certain security holders named therein incorporated by reference to Exhibit 10.3 on the Current Report on Form 8-K filed September 5, 2025 (file no. 001-42821)).
10.4	Private Placement Unit Purchase Agreement, dated September 3, 2025, between the Company and the Sponsor incorporated by reference to Exhibit 10.4 on the Current Report on Form 8-K filed September 5, 2025 (file no. 001-42821)).
10.5	Private Placement Unit Purchase Agreement, dated September 3, 2025, between the Company and Polaris Advisory Partners LLC incorporated by reference to Exhibit 10.5 on the Current Report on Form 8-K filed September 5, 2025 (file no. 001-42821)).
10.6	Administrative Services Agreement, dated September 2, 2025, between the Company and the Sponsor incorporated by reference to Exhibit 10.6 on the Current Report on Form 8-K filed September 5, 2025 (file no. 001-42821)).
10.7	Indemnity Agreement, dated September 2, 2025, between the Company and Gus Garcia incorporated by reference to Exhibit 10.7 on the Current Report on Form 8-K filed September 5, 2025 (file no. 001-42821)).
10.8	Indemnity Agreement, dated September 2, 2025, between the Company and Lewis Silberman incorporated by reference to Exhibit 10.8 on the Current Report on Form 8-K filed September 5, 2025 (file no. 001-42821)).
10.9	Indemnity Agreement, dated September 2, 2025, between the Company and Anantha Ramamurti incorporated by reference to Exhibit 10.9 on the Current Report on Form 8-K filed September 5, 2025 (file no. 001-42821)).
10.10	Indemnity Agreement, dated September 2, 2025, between the Company and Yuya Orime incorporated by reference to Exhibit 10.10 on the Current Report on Form 8-K filed September 5, 2025 (file no. 001-42821)).
10.11	Indemnity Agreement, dated September 2, 2025, between the Company and Jody Sitkoski incorporated by reference to Exhibit 10.11 on the Current Report on Form 8-K filed September 5, 2025 (file no. 001-42821)).
10.12	Indemnity Agreement, dated September 2, 2025, between the Company and Susie Kuan incorporated by reference to Exhibit 10.12 on the Current Report on Form 8-K filed September 5, 2025 (file no. 001-42821)).
10.13	Indemnity Agreement, dated September 2, 2025, between the Company and Jonathan Cole incorporated by reference to Exhibit 10.13 on the Current Report on Form 8-K filed September 5, 2025 (file no. 001-42821)).
19*	Insider Trading Policy
31.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2**	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1**	Certification of Principal Executive Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
99.1	Clawback Policy (incorporated by reference to Exhibit 99.1 on the Registration Statement on Form S-1 filed August 25, 2025).
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.