Form 10-Q
period 2026-03-31
GSR IV Acquisition Corp.
filed 2026-05-15
CIK 2072404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

There were 23,655,500 Class A ordinary shares, par value $0.0001 per share, and 5,750,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding as of May 15, 2026.

GSR IV ACQUISITION CORP.

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2026

i

GSR IV ACQUISITION CORP.

BALANCE SHEETS

(Unaudited)

	March 31, 2026	December 31, 2025
ASSETS
Current Assets:
Cash and cash equivalents	$810,597	$1,550,075
Short-term investments	500,000	-
Prepaid expenses	190,240	148,812
Total Current assets	1,500,837	1,698,887
Non-Current Assets:
Cash and investments held in Trust Account	234,810,121	232,887,973
Total Assets	$236,310,958	$234,586,860

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current Liabilities:
Accounts payable and accrued expenses	$52,689	$20,900
Total Current Liabilities	52,689	20,900
Non-Current Liabilities:
Deferred underwriting commissions	9,200,000	9,200,000
Total Liabilities	9,252,689	9,220,900

Commitments and Contingencies (Note 6)
Class A ordinary shares, $0.0001 par value; 23,000,000 shares subject to possible redemption at $10.21 and $10.13 per share as of March 31, 2026 and December 31, 2025, respectively	234,810,121	232,887,973

Shareholders' Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 655,500 shares issued and outstanding (excluding 23,000,000 shares subject to possible redemption) as of March 31, 2026 and December 31, 2025	66	66
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding as of March 31, 2026 and December 31, 2025	575	575
Additional paid-in capital	-	-
Accumulated deficit	(7,752,493)	(7,522,654)
Total Shareholders' Deficit	(7,751,852)	(7,522,013)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders' Deficit	$236,310,958	$234,586,860

The accompanying notes are an integral part of these unaudited financial statements.

GSR IV ACQUISITION CORP.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
General and administrative expenses	$354,853	$2,867
Loss from operations	(354,853)	(2,867)

Other income
Interest and dividends earned on cash and investments held in trust account	2,047,148	-
Interest from bank account	14	-
Net income (loss)	$1,692,309	$(2,867)

Basic and diluted weighted average ordinary shares outstanding, redeemable ordinary shares	23,000,000	-
Basic and diluted net income (loss) per share, redeemable ordinary shares	$0.06	$-
Basic and diluted weighted average ordinary shares outstanding, non-redeemable ordinary shares	6,405,500	5,750,000
Basic and diluted net income (loss) per share, non-redeemable ordinary shares	$0.06	$(0.00)

The accompanying notes are an integral part of these unaudited financial statements.

GSR IV ACQUISITION CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2026

(Unaudited)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2026	655,500	$66	5,750,000	$575	$-	$(7,522,654)	$(7,522,013)
Subsequent measurement of ordinary shares subject to possible redemption	-	-	-	-	-	(1,922,148)	(1,922,148)
Net income	-	-	-	-	-	1,692,309	1,692,309
Balance – March 31, 2026	655,500	$66	5,750,000	$575	$-	$(7,752,493)	$(7,751,852)

The accompanying notes are an integral part of these unaudited financial statements.

GSR IV ACQUISITION CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT - (Continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2025

(Unaudited)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2025	-	$-	5,750,000	$575	$24,425	$(25,933)	$(933)
Net loss	-	-	-	-	-	(2,867)	(2,867)
Balance – March 31, 2025	-	$-	5,750,000	$575	$24,425	$(28,800)	$(3,800)

The accompanying notes are an integral part of these unaudited financial statements.

GSR IV ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
Cash Flows from Operating Activities:
Net income (loss)	$1,692,309	$(2,867)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest and dividends earned on cash and investments held in trust account	(2,047,148)	-
Changes in operating assets and liabilities:
Prepaid expenses	(41,428)	2,867
Accounts payable and accrued expenses	31,789	-
Net cash used in operating activities	(364,478)	-

Cash Flows from Investing Activities:
Investment in certificates of deposit	(500,000)	-
Net cash used in investing activities	(500,000)	-

Cash Flows from Financing Activities:
Permitted withdrawal from trust account	125,000	-
Net cash provided by financing activities	125,000	-

Net decrease in cash and cash equivalents	(739,478)	-

Cash and cash equivalents - beginning of the period	1,550,075	-
Cash and cash equivalents - end of the period	$810,597	$-

Supplemental disclosure of noncash investing and financing activities:
Deferred offering costs included in accounts payable and accrued expenses	$-	$850
Subsequent measurement of ordinary shares subject to possible redemption	$1,922,148	$-

The accompanying notes are an integral part of these unaudited financial statements

GSR IV ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

NOTE 1: DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

GSR IV Acquisition Corp. (the "Company") is a blank check company incorporated as a Cayman Islands exempted company on May 10, 2023. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities that the Company has not yet identified ("Business Combination").

As of March 31, 2026, the Company had not yet commenced operations. All activity for the period from May 10, 2023 (inception) through March 31, 2026 relates to the Company's formation and the initial public offering (the "Initial Public Offering"), and since the Initial Public Offering, its search for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest and dividend income from the proceeds derived from the Initial Public Offering held in the Trust Account (as defined below). The Company has selected December 31 as its fiscal year end.

Financing

The registration statement for the Company's Initial Public Offering was declared effective on September 2, 2025. On September 5, 2025, the Company consummated the Initial Public Offering of 23,000,000 units including 3,000,000 additional public units as the underwriters' over-allotment option was exercised in full (the "Units" and, with respect to the shares of Class A ordinary shares included in the Units being offered, the "Public Shares"), at $10.00 per Unit, generating gross proceeds of $230,000,000 (see Note 3).

Simultaneously with the consummation of the Initial Public Offering and the sale of the Units, the Company consummated the private placement ("Private Placement") of 655,500 units including 45,000 additional private placement units as the underwriters' over-allotment option was exercised in full (the "Private Placement Units") to GSR IV Sponsor LLC (the "Sponsor"), at a price of $10.00 per Private Placement Unit, generating total proceeds of $6,555,000 (see Note 4). Out of the aggregate amount of $6,555,000, the amount of $6,550,000 from the sale of the Private Placement Units are added to the net proceeds from the Initial Public Offering held in the Trust Account and the balance of $5,000 was receivable from the Sponsor, which amount was written off to bad debt expense within general and administrative expenses on December 31, 2025.

Transaction costs amounted to $13,509,096, consisting of $3,450,000 of cash underwriting fees, $9,200,000 of deferred underwriting commissions which will be paid on the consummation of the initial Business Combination, and $859,096 of other offering costs.

Upon the closing of the Initial Public Offering and the Private Placement, $230,000,000 ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in a trust account (the "Trust Account") with Odyssey Transfer and Trust Company acting as trustee and invested only in in either (i) U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act, (ii) as uninvested cash, or (iii) an interest or non-interest bearing bank demand deposit account or other accounts at a bank. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of an initial Business Combination; (ii) the redemption of any Public Shares properly submitted in connection with a shareholder vote to amend the amended and restated memorandum and articles of association (A) to modify the substance or timing of the obligation to offer redemption rights in connection with any proposed initial Business Combination or certain amendments to the amended and restated memorandum and articles of association prior thereto or to redeem 100% of the Public Shares if the Company does not complete the initial Business Combination within the completion window; or (B) with respect to any other material provision relating to shareholders' rights or pre-initial Business Combination activity; or (iii) absent an initial Business Combination within the completion window, from the closing of Initial Public Offering, return of the funds held in the Trust Account to public shareholders as part of redemption of the Public Shares.

The Nasdaq listing rules require that the initial Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the assets held in the Trust Account (net of permitted withdrawals and excluding the deferred underwriting commissions). Management may, however, structure an initial Business Combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but will only complete such Business Combination if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the "Investment Company Act").

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

All of the Class A ordinary shares sold as part of the units in this offering contain a redemption feature which allows for the redemption of such Public Shares in connection with liquidation, if there is a shareholder vote or tender offer in connection with initial Business Combination and in connection with certain amendments to second amended and restated memorandum and articles of association. In accordance with SEC guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of a company require ordinary shares subject to redemption to be classified outside of permanent equity. Accordingly, all of the Public Shares were presented as temporary equity, outside of the shareholders' deficit section of the Company's balance sheet. Given that the Class A ordinary shares sold as part of the units in the offering were issued with other freestanding instruments, the initial carrying value of Class A ordinary shares classified as temporary equity were the allocated proceeds determined in accordance with ASC 470-20. The resulting discount to the initial carrying value of temporary equity were accreted upon the closing of this offering such that the carrying value was equal the redemption value on such date. The accretion or remeasurement is recognized as a reduction to retained earnings, or in the absence of retained earnings, additional paid-in capital. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

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

Notwithstanding the foregoing redemption rights, the Company's amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a "group" (as defined under Section 13 of the Exchange Act), is restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in this offering, without the prior consent of the Company.

Completion Window

If the Company is unable to complete an initial Business Combination within the 18 or 21-month period after the closing of the Initial Public Offering (the "Completion Window"), it may seek an amendment to amended and restated memorandum and articles of association to extend the period of time to complete an initial Business Combination beyond 21 months. The Company's amended and restated memorandum and articles of association requires at least a special resolution of shareholders as a matter of Cayman Islands law, meaning that such an amendment be approved by at least two-thirds of ordinary shares who, being entitled to do so, attend and vote (either in person or by proxy) at a general meeting of the company. If the Company seeks shareholder approval to extend beyond the 21-month period in which to complete an initial Business Combination to a later date, the Company is required to offer public shareholders the right to have their public ordinary shares redeemed for a pro rata share of the aggregate amount then on deposit in the Trust Account, including interest (less permitted withdrawals and up to $100,000 of interest to pay dissolution expenses). There are no limitations to the number of times that the Company may seek shareholder approval or that shareholders may approve to extend beyond the 21-month period in which to complete a Business Combination at a later date. If the initial Business Combination is not completed within the Completion Window, the membership interests of the Sponsor become worthless.

Going Concern Consideration

In connection with the Company's assessment of going concern considerations in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 205-40, "Presentation of Financial Statements - Going Concern," we have determined that mandatory liquidation, should we not complete a Business Combination and an extension of our deadline to do so not be approved by the shareholders of the Company, and potential subsequent dissolution and the liquidity issue raise substantial doubt about the Company's ability to continue as a going concern if it does not complete a Business Combination.

As of March 31, 2026, the Company had $310,597 in its operating bank account, $1,000,000 in an investment account (consisting of $500,000 classified as a cash equivalent and $500,000 classified as a short-term investment) and a working capital of $1,448,148. The Company has incurred and expects to continue to incur significant costs as a publicly traded company, to evaluate business opportunities, and to close on a Business Combination. Such costs will be incurred prior to generating any operating revenues. These factors also raise substantial doubt about the Company's ability to continue as a going concern within one year after the date that the financial statements are issued.

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

Risks and Uncertainties

Management continues to evaluate the impact of significant global events such as the Russia/Ukraine, Israel/Palestine and U.S./Iran conflicts on the industry and has concluded that while it is reasonably possible that these could have a negative effect on the Company's financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. As such, the information included in these financial statements should be read in conjunction with the Company’s latest audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 27, 2026. In the opinion of the Company’s management, these unaudited financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the Company’s financial position as of March 31, 2026, and the Company’s results of operations and cash flows for the periods presented. The results of operations included in the financial statements are not necessarily indicative of the results to be expected for the full year ending December 31, 2026.

Emerging Growth Company Status

The Company is an "emerging growth company," as defined in Section 2(a) of the Securities Act of 1933, as amended, (the "Securities Act"), as modified by the Jumpstart Our Business Startups Act of 2012, (the "JOBS Act"), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to nonemerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make a comparison of the Company's financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Cash and Cash Equivalents and Short-Term Investments

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2026 and December 31, 2025, the Company had $310,597 and $1,550,075 in cash, respectively.

On March 4, 2026, the Company transferred $1,000,000 into an investment account, with $500,000 invested in a certificate of deposit with original maturity of 90 days and $500,000 invested in a certificate of deposit with original maturity of 120 days. These certificates of deposit automatically renew upon maturity unless otherwise instructed by the Company. As of March 31, 2026, the Company had cash equivalents of $500,000 and short-term investments of $500,000. The Company did not have any cash equivalents or short-term investments as of December 31, 2025.

As of March 31, 2026 and December 31, 2025, the Company had total cash and cash equivalents of $810,597 and $1,550,075, respectively.

Cash and Investments Held in Trust Account

As of March 31, 2026 and December 31, 2025, the Company had $234,810,121 and $232,887,973 in cash and investments held in the Trust Account, respectively, comprised of money market funds that invest in U.S. government securities. Investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Earnings on cash and investments held in the Trust Account are included in interest and dividends earned on cash and investments held in the Trust Account in the statements of operations. The estimated fair value of cash and investments held in the Trust Account is determined using available market information.

The Company is permitted to withdraw amounts from interest and dividends earned on cash and investments held in the Trust Account to fund its working capital requirements, totaling $125,000 per calendar quarter subject to a lifetime limit of $500,000, and to pay its taxes, which shall exclude any 1% U.S. federal excise tax imposed on stock repurchases under the Inflation Reduction Act of 2022 that is imposed on the Company (“permitted withdrawals”). During the three months ended March 31, 2026, the Company made a permitted withdrawal of $125,000 to fund its working capital requirements.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account and investment account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation (“FDIC”) coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company's financial condition, results of operations, and cash flows. As of March 31, 2026 and December 31, 2025, the Company had $1,060,597 and $1,300,075 at risk over the FDIC coverage limit, respectively. As of March 31, 2026 and December 31, 2025, the Company has not experienced losses on these accounts.

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

Offering Costs Associated with the Initial Public Offering

Offering costs consist of legal, administrative, and other costs incurred through the Initial Public Offering that are directly related to the Initial Public Offering. The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, "Expenses of Offering." Offering costs were allocated to the Public Rights and Private Placement Units issued in the Initial Public Offering on a relative fair value basis, compared to total proceeds received. Offering costs associated with the Class A ordinary shares were charged against the carrying value of Class A ordinary shares subject to possible redemption upon the completion of the Initial Public Offering.

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, "Income Taxes," which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company's management determined that the Cayman Islands is the Company's only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2026 or December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the government of the Cayman Islands. In accordance with Cayman Islands federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company's financial statements. The Company's management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Class A Redeemable Share Classification

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company's liquidation, or if there is a shareholder vote or tender offer in connection with the Company's initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Accordingly, on March 31, 2026, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders' deficit section of the Company's balance sheet, as reconciled in the following table:

Public offering proceeds	$230,000,000
Less: Proceeds allocated to public rights	(4,107,143)
Less: Ordinary share issuance cost	(13,209,275)
Plus: Remeasurement of carrying value to redemption value	17,316,418
Plus: Subsequent measurement of ordinary shares subject to possible redemption	2,887,973
Ordinary shares subject to possible redemption, December 31, 2025	$232,887,973
Plus: Subsequent measurement of ordinary shares subject to possible redemption	1,922,148
Ordinary shares subject to possible redemption, March 31, 2026	$234,810,121

Net Income (Loss) Per Ordinary Share

The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, "Earnings Per Share". Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period, with presentation of net income (loss) per redeemable share and non-redeemable share following the two-class method.

The calculation of diluted income (loss) per ordinary share does not consider the effect of the rights issued in connection with the Initial Public Offering and the Private Placement since the exercise of the rights is contingent upon the occurrence of future events. As of March 31, 2026 and December 31, 2025, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares that then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except share amounts):

	For the Three Months Ended March 31,
	2026		2025
Particulars	Redeemable Shares	Non-Redeemable Shares	Redeemable Shares	Non-Redeemable Shares
Numerators:
Allocation of net income (loss)	$1,323,668	$368,641	$-	$(2,867)

Denominators:
Weighted average shares outstanding	23,000,000	6,405,500	-	5,750,000
Basic and diluted net income (loss) per share	$0.06	$0.06	$-	$(0.00)

Stock-Based Compensation

The Company recognizes compensation costs resulting from the issuance of stock-based awards to directors as an expense in the financial statements over the requisite service period based on a measurement of fair value for each stock-based award. The fair value is amortized as compensation cost on a straight-line basis over the requisite service period of the awards. The Black-Scholes-Merton option-pricing model includes various assumptions, including the fair market value of the estimated stock price of the Company, expected life of shares, the expected volatility and the expected risk-free interest rate, among others. These assumptions reflect the Company's best estimates, but they involve inherent uncertainties based on market conditions generally outside the control of the Company.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company's financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 23,000,000 Units (including underwriters' over-allotment exercise of 3,000,000 Units) at a purchase price of $10.00 per Unit, generating gross proceeds of $230,000,000 to the Company which was placed in the Trust Account. Each Unit consists of one Class A ordinary share and one-seventh of one public right ("Public Right"). Each whole right represents the right to receive one Class A ordinary share upon the consummation of an initial Business Combination. No fractional rights will be issued upon separation of the Units and only whole rights will trade. The underwriters have exercised their over-allotment option on consummation of the Initial Public Offering to purchase 3,000,000 additional Units to cover over-allotments.

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the consummation of the Initial Public Offering and the sale of the Units, the Company consummated the Private Placement of 655,500 units (including underwriters' over-allotment exercise of 45,000 units at a price of $10.00 per Private Placement Unit), generating total proceeds of $6,555,000. Each Private Placement Unit entitles the holder thereof to one Class A ordinary share and one-seventh of one private right ("Private Placement Right") to receive one Class A ordinary share upon the consummation of an initial Business Combination.

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

NOTE 5: RELATED PARTY TRANSACTIONS

Founder Shares

On May 30, 2023, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration for 5,750,000 Class B ordinary shares (the "Founder Shares"). It was expected that the initial shareholders would not have forfeited any Founder Shares even if the over-allotment option was not exercised in full by the underwriters. The Founder Shares represent 20.0% of the Company's issued and outstanding shares after the Initial Public Offering as the over-allotment option was exercised in full by the underwriters.

On August 18, 2025, the Sponsor transferred 60,000 Founder Shares to the three independent directors (20,000 Founder Shares per director) of the Company, at a price of $0.004348 per share. Each buyer paid $86.96 for an aggregate purchase price of $260.88 in consideration of the assignment of shares. If the director ceases to be a director of the Company for any reason before the consummation of the Business Combination, at the Sponsor's election, it will either repurchase the shares at the purchase price or forfeit the shares back to the Company for no consideration. The Founder Shares will automatically convert into shares of Class A ordinary shares at the time of the Business Combination on a one-for-one basis, subject to adjustment as described in the Company's certificate of incorporation.

The sale of the Founder Shares to the Company's directors by the Sponsor is in the scope of FASB ASC Topic 718, "Compensation-Stock Compensation" ("ASC 718"). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 60,000 shares granted to the Company's directors and management person was at the acquisition price per share of $0.004348.

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

Administrative Services Agreement

Commencing on September 5, 2025, the Company entered into an agreement to pay the Sponsor a total of up to $55,556 per month for office space and administrative and support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2026, the Company incurred $166,668 in fees for these services which are included within general and administrative expenses in the accompanying statements of operations (none for the three months ended March 31, 2025). There were no related amounts payable as of March 31, 2026 or December 31, 2025.

Promissory Note

On June 6, 2024, the Sponsor agreed to loan the Company up to $300,000 pursuant to a promissory note (the "Note"). The Note was noninterest bearing, unsecured and due upon the earlier of June 6, 2025 and the closing of the Initial Public Offering. On June 3, 2025, the Company entered into an amendment to the Note, extending the maturity date to the earlier of June 6, 2026 and the closing of the Initial Public Offering. As of March 31, 2026 and December 31, 2025, the Company had no outstanding balances under the Note, which became due upon the closing of the Initial Public Offering.

Due to Related Party

The Sponsor pays certain costs on behalf of the Company, with such amounts reflected as due to related party. These amounts are due on demand and non-interest bearing. During the period from April 1, 2025 through September 5, 2025, the Sponsor paid certain costs totaling $168,559 on behalf of the Company. Upon the closing of the Initial Public Offering, the Company repaid the outstanding balance of $168,559 due to related party from the proceeds not held in the Trust Account, resulting in no balance due to related party as of March 31, 2026 and December 31, 2025.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company's founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required ("Working Capital Loans"). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lenders' discretion, up to $1,500,000 of such Working Capital Loans may be convertible into private placement units at a price of $10.00 per unit. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2026 and December 31, 2025, the Company had no outstanding Working Capital Loans.

NOTE 6: COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the (i) Founder Shares, which were issued in a private placement prior to the closing of the Initial Public Offering, (ii) Private Placement Units (including Private Placement Shares and Private Placement Rights), which were issued in a Private Placement simultaneously with the closing of the Initial Public Offering and the Class A ordinary shares underlying such Private Placement Units, and (iii) Private Placement Units and the Class A ordinary shares underlying such Private Placement Units that may be issued upon conversion of any Sponsor funded, have registration rights to require the Company to register a sale of any of securities held by holders of the securities pursuant to a registration rights agreement that was signed prior to the effective date of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain "piggy-back" registration rights with respect to registration statements filed subsequent to completion of initial business combination and rights to require to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company is not required to effect or permit any registration or cause any registration statement to become effective until termination of the applicable lock-up period.

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

NOTE 7: SHAREHOLDERS' DEFICIT

Preference Shares - The Company is authorized to issue 1,000,000 preference shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company's board of directors. As of March 31, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares - The Company is authorized to issue 200,000,000 Class A ordinary share with a par value of $0.0001 per share. As of March 31, 2026 and December 31, 2025, there were 655,500 Class A ordinary shares issued and outstanding, excluding 23,000,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares - The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. On May 30, 2023, the Company issued an aggregate of 5,750,000 Founder Shares to the Sponsor for an aggregate purchase price of $25,000, or approximately $0.004 per share. As of March 31, 2026 and December 31, 2025, there were 5,750,000 Class B ordinary shares issued and outstanding.

Holders of the Class B ordinary shares have the right to appoint all the Company's directors prior to an initial Business Combination. On any other matter submitted to a vote of the Company's shareholders, holders of the Class A ordinary shares and holders of the Class B ordinary shares will vote together as a single class, except as required by law or share exchange rule; provided, that the holders of Class B ordinary shares are be entitled to vote as a separate class to increase the authorized number of Class B ordinary shares. Each ordinary share will have one vote on all such matters.

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

Rights - On September 5, 2025, 3,285,714 Public Rights and 93,642 Private Placement Rights were issued as part of the Initial Public Offering and Private Placement, respectively.

The gross proceeds of the Initial Public Offering were allocated to the Public Rights based on relative value, with $4,107,143 recorded in shareholders' deficit related to the Public Rights on September 5, 2025. The rights are not remeasured to fair value on a recurring basis.

As of March 31, 2026 and December 31, 2025, there were 3,285,714 Public Rights and 93,642 Private Placement Rights outstanding. Each holder of one right will receive one Class A ordinary share upon the consummation of the initial Business Combination, whether or not the Company will be the surviving entity, even if the holder of a Public Right converted all Class A ordinary shares held by them or it in connection with the initial Business Combination or an amendment to the Company's memorandum and articles of association with respect to Company's pre-business combination activities. In the event the Company will not be the survivor upon completion of the initial Business Combination, each holder of rights will be required to affirmatively convert their rights in order to receive the Class A ordinary shares underlying the rights (without paying any additional consideration) upon consummation of the Business Combination. The Company will not issue fractional Class A ordinary shares in connection with an exchange of rights. Fractional Class A ordinary shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of Cayman Islands law. If the Company is unable to complete an initial Business Combination within the Completion Window and the Company redeems the Public Shares from the funds held in the Trust Account, holders of rights will not receive any of such funds for their rights and the rights will expire worthless.

NOTE 8. FAIR VALUE MEASUREMENTS

The fair value of the Company's financial assets and liabilities reflects management's estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

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

The following table presents information about the Company's assets that are measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	As of March 31, 2026	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)
Assets:
Cash and investments held in Trust Account	$234,810,121	$234,810,121	$—	$—

	As of December 31, 2025	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)
Assets:
Cash and investments held in Trust Account	$232,887,973	$232,887,973	$—	$—

NOTE 9: SEGMENT INFORMATION

ASC Topic 280, "Segment Reporting," establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company's chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company's chief operating decision maker ("CODM") has been identified as the Co-Chief Executive Officers, who collectively review the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment.

When evaluating the Company's performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, which include general and administrative expenses and interest and dividends earned on cash and investments held in Trust Account.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "should," "could," "would," "expect," "plan," "anticipate," "believe," "estimate," "continue," or the negative of such terms or other similar expressions. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company's final prospectus for the initial public offering filed with the U.S. Securities and Exchange Commission (the "SEC"). The Company's securities filings can be accessed on the EDGAR section of the SEC's website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated on May 10, 2023, as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities ("Business Combination").

As of March 31, 2026, we had not yet commenced operations. All activity through March 31, 2026 relates to our formation and our Initial Public Offering which is described below, and since the Initial Public Offering, our search for a Business Combination. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We generate non-operating income from the proceeds held in a trust account (the "Trust Account") with Odyssey Transfer and Trust Company acting as trustee. We have selected December 31 as our fiscal year end.

Initial Public Offering and Private Placement

The registration statement for the Company's Initial Public Offering was declared effective on September 2, 2025. On September 5, 2025, the Company consummated the Initial Public Offering of 23,000,000 Units including 3,000,000 additional public units as the underwriters' over-allotment option was exercised in full, at $10.00 per Unit, generating gross proceeds of $230,000,000.

Simultaneously with the consummation of the Initial Public Offering and the sale of the Units, the Company consummated the Private Placement of 655,500 units including 45,000 additional Private Placement Units as the underwriters' over-allotment option was exercised in full to the Sponsor, at a price of $10.00 per Private Placement Unit, generating total proceeds of $6,555,000. Out of the aggregate amount of $6,555,000, the amount of $6,550,000 from the sale of the Private Placement Units are added to the net proceeds from the Initial Public Offering held in the Trust Account and the balance of $5,000 was receivable from the Sponsor, which amount was written off to bad debt expense within general and administrative expenses on December 31, 2025.

If the Company is unable to complete an initial Business Combination within the 18 or 21-month period after the closing of the Initial Public Offering (the "Completion Window"), it may seek an amendment to amended and restated memorandum and articles of association to extend the period of time to complete an initial Business Combination beyond 21 months. The Company's amended and restated memorandum and articles of association requires at least a special resolution of shareholders as a matter of Cayman Islands law, meaning that such an amendment be approved by at least two-thirds of ordinary shares who, being entitled to do so, attend and vote (either in person or by proxy) at a general meeting of the company. If the Company seeks shareholder approval to extend beyond the 21-month period in which to complete an initial Business Combination to a later date, the Company is required to offer public shareholders the right to have their public ordinary shares redeemed for a pro rata share of the aggregate amount then on deposit in the Trust Account, including interest (less permitted withdrawals and up to $100,000 of interest to pay dissolution expenses). There are no limitations to the number of times that the Company may seek shareholder approval or that shareholders may approve to extend beyond the 21-month period in which to complete a Business Combination at a later date. If the initial Business Combination is not completed within the Completion Window, the membership interests of the Sponsor become worthless.

Liquidity and Capital Resources

As of March 31, 2026 and December 31, 2025, we had $310,597 and $1,550,075, respectively, of cash held outside of the Trust Account, after payment of costs related to the Initial Public Offering, and available for working capital purposes. Additionally, we had $1,000,000 in an investment account (consisting of $500,000 classified as a cash equivalent and $500,000 classified as a short-term investment) as of March 31, 2026 (none as of December 31, 2025).

For the three months ended March 31, 2026 and 2025, cash used in operating activities was $364,478 and $0, respectively.

We intend to use substantially all of the net proceeds of the Initial Public Offering, including the funds held in the Trust Account, to acquire a target business or businesses and to pay our expenses relating thereto. To the extent that our share capital is used in whole or in part as consideration to effect our initial Business Combination, the remaining proceeds held in the Trust Account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business' operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders' fees which we had incurred prior to the completion of our initial Business Combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

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

Going Concern Consideration

In connection with the Company's assessment of going concern considerations in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 205-40, "Presentation of Financial Statements - Going Concern," we have determined that mandatory liquidation, should we not complete a Business Combination and an extension of our deadline to do so not be approved by the shareholders of the Company, and potential subsequent dissolution and the liquidity issue raise substantial doubt about the Company's ability to continue as a going concern if it does not complete a Business Combination.

As of March 31, 2026, the Company had $310,597 in its operating bank account, $1,000,000 in an investment account (consisting of $500,000 classified as a cash equivalent and $500,000 classified as a short-term investment) and a working capital of $1,448,148. The Company has incurred and expects to continue to incur significant costs as a publicly traded company, to evaluate business opportunities, and to close on a Business Combination. Such costs will be incurred prior to generating any operating revenues. These factors also raise substantial doubt about the Company's ability to continue as a going concern within one year after the date that the financial statements are issued.

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

Results of Operations

Our entire activity from inception up to March 31, 2026 relates to our formation and the Initial Public Offering, and since the Initial Public Offering, our search for a Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination, at the earliest. We generate non-operating income from the proceeds held in the Trust Account.

For the three months ended March 31, 2026, we had a net income of $1,692,309 which consists of income earned on the Trust Account and bank account of $2,047,162, partially offset by loss from operations of $354,853 derived from general and administrative expenses.

For the three months ended March 31, 2025, we had a net loss of $2,867, which consisted of loss from operations consisting of general and administrative expenses.

Contractual Obligations

Administrative Services Agreement

Commencing on September 5, 2025, the Company has entered into an agreement to pay the Sponsor a total of up to $55,556 per month for office space and administrative and support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2026, the Company incurred $166,668 in fees for these services which are included within general and administrative expenses in the statements of operations (none for the three months ended March 31, 2025). There were no related amounts payable as of March 31, 2026 or December 31, 2025.

Promissory Note

On June 6, 2024, the Sponsor agreed to loan the Company up to $300,000 pursuant to a promissory note (the "Note"). The Note was noninterest bearing, unsecured and due upon the earlier of June 6, 2025 and the closing of the Initial Public Offering. On June 3, 2025, the Company entered into an amendment to the Note, extending the maturity date to the earlier of June 6, 2026 and the closing of the Initial Public Offering. As of March 31, 2026 and December 31, 2025, the Company had no outstanding balances under the Note, which became due upon the closing of the Initial Public Offering.

Due to Related Party

The Sponsor pays certain costs on behalf of the Company, with such amounts reflected as due to related party. These amounts are due on demand and non-interest bearing. During the period from April 1, 2025 through September 5, 2025, the Sponsor paid certain costs totaling $168,559 on behalf of the Company. Upon the closing of the Initial Public Offering, the Company repaid the outstanding balance of $168,559 due to related party from the proceeds not held in the Trust Account, resulting in no balance due to related party as of March 31, 2026 and December 31, 2025.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company's founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required ("Working Capital Loans"). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lenders' discretion, up to $1,500,000 of such Working Capital Loans may be convertible into private placement units at a price of $10.00 per unit. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2026 and December 31, 2025, the Company had no outstanding Working Capital Loans.

Critical Accounting Estimates

This management's discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have not identified any critical accounting estimates.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company's financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2026, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Co-Chief Executive Officers, we conducted an evaluation of the effectiveness, of our disclosure controls and procedures as of March 31, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officers and principal financial and accounting officer have concluded that due to inadequate segregation of duties within account processes and insufficient written policies and procedures for accounting, IT and financial reporting and record keeping, during the period covered by this report, our disclosure controls and procedures were not effective at a reasonable assurance level and, accordingly, do not provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2026 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II- OTHER INFORMATION

Item 1. Legal Proceedings

None.

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

Simultaneously with the consummation of the Initial Public Offering and the sale of the Units, the Company consummated the Private Placement of 655,500 Private Placement Units including 45,000 additional Private Placement Units as the underwriters’ over-allotment option was exercised in full to the Sponsor, at a price of $10.00 per Private Placement Unit, generating total proceeds of $6,555,000.

Transaction costs amounted to $13,509,096, consisting of $3,450,000 of cash underwriting fees, $9,200,000 of deferred underwriting commissions which will be paid on the consummation of initial Business Combination, and $859,096 of other offering costs.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1*	Certification of Principal Executive Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

**	Certain schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the SEC upon request.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 15th day of May 2026.

GSR IV ACQUISITION CORP.

By:	/s/ Gus Garcia
Name:	Gus Garcia
Title:	Co-Chief Executive Officer

By:	/s/ Anantha Ramamurti
Name:	Anantha Ramamurti
Title:	President & Chief Financial Officer