Form 10-Q
period 2026-06-30
GSR IV Acquisition Corp.
filed 2026-08-14
CIK 2072404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

There were 23,655,500 Class A ordinary shares, par value $0.0001 per share, and 5,750,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding as of August 13, 2026.

GSR IV ACQUISITION CORP.

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2026

i

GSR IV ACQUISITION CORP.

GSR IV ACQUISITION CORP.

BALANCE SHEETS

(Unaudited)

	June 30, 2026	December 31, 2025
ASSETS
Current Assets:
Cash and cash equivalents	$643,331	$1,550,075
Short-term investments	504,370	-
Prepaid expenses	146,668	148,812
Total Current assets	1,294,369	1,698,887
Non-Current Assets:
Cash and investments held in Trust Account	236,762,480	232,887,973
Total Assets	$238,056,849	$234,586,860

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current Liabilities:
Accounts payable and accrued expenses	$37,265	$20,900
Total Current Liabilities	37,265	20,900
Non-Current Liabilities:
Deferred underwriting commissions	9,200,000	9,200,000
Total Liabilities	9,237,265	9,220,900

Commitments and Contingencies (Note 6)
Class A ordinary shares, $0.0001 par value; 23,000,000 shares subject to possible redemption at $10.29 and $10.13 per share as of June 30, 2026 and December 31, 2025, respectively	236,762,480	232,887,973

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 655,500 shares issued and outstanding (excluding 23,000,000 shares subject to possible redemption) as of June 30, 2026 and December 31, 2025	66	66
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding as of June 30, 2026 and December 31, 2025	575	575
Additional paid-in capital	-	-
Accumulated deficit	(7,943,537)	(7,522,654)
Total Shareholders’ Deficit	(7,942,896)	(7,522,013)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$238,056,849	$234,586,860

The accompanying notes are an integral part of these unaudited financial statements.

GSR IV ACQUISITION CORP.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
General and administrative expenses	$324,751	$78,233	$679,604	$81,100
Loss from operations	(324,751)	(78,233)	(679,604)	(81,100)

Other income
Interest and dividends earned on cash and investments held in trust account	2,077,359	-	4,124,507	-
Interest income from cash, cash equivalents and short-term investments	8,707	-	8,721	-
Net income (loss)	$1,761,315	$(78,233)	$3,453,624	$(81,100)

Basic and diluted weighted average ordinary shares outstanding, redeemable ordinary shares	23,000,000	-	23,000,000	-
Basic and diluted net income (loss) per share, redeemable ordinary shares	$0.06	$-	$0.12	$-
Basic and diluted weighted average ordinary shares outstanding, non-redeemable ordinary shares	6,405,500	5,750,000	6,405,500	5,750,000
Basic and diluted net income (loss) per share, non-redeemable ordinary shares	$0.06	$(0.01)	$0.12	$(0.01)

The accompanying notes are an integral part of these unaudited financial statements.

GSR IV ACQUISITION CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

(Unaudited)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2026	655,500	$66	5,750,000	$575	$-	$(7,522,654)	$(7,522,013)
Subsequent measurement of ordinary shares subject to possible redemption	-	-	-	-	-	(1,922,148)	(1,922,148)
Net income	-	-	-	-	-	1,692,309	1,692,309
Balance – March 31, 2026	655,500	$66	5,750,000	$575	$-	$(7,752,493)	$(7,751,852)
Subsequent measurement of ordinary shares subject to possible redemption	-	-	-	-	-	(1,952,359)	(1,952,359)
Net income	-	-	-	-	-	1,761,315	1,761,315
Balance – June 30, 2026	655,500	$66	5,750,000	$575	$-	$(7,943,537)	$(7,942,896)

The accompanying notes are an integral part of these unaudited financial statements.

GSR IV ACQUISITION CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT - (Continued)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

(Unaudited)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2025	-	$-	5,750,000	$575	$24,425	$(25,933)	$(933)
Net loss	-	-	-	-	-	(2,867)	(2,867)
Balance – March 31, 2025	-	-	5,750,000	575	24,425	(28,800)	(3,800)
Net loss	-	-	-	-	-	(78,233)	(78,233)
Balance – June 30, 2025	-	$-	5,750,000	$575	$24,425	$(107,033)	$(82,033)

The accompanying notes are an integral part of these unaudited financial statements.

GSR IV ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2026	2025
Cash Flows from Operating Activities:
Net income (loss)	$3,453,624	$(81,100)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest and dividends earned on cash and investments held in trust account	(4,124,507)	-
Interest earned on short-term investments	(4,370)	-
Changes in operating assets and liabilities:
Prepaid expenses	2,144	2,867
Accounts payable and accrued expenses	16,365	59,908
Due to related party	-	18,325
Net cash used in operating activities	(656,744)	-

Cash Flows from Investing Activities:
Investment in certificates of deposit	(500,000)	-
Permitted withdrawals from trust account	250,000
Net cash used in investing activities	(250,000)	-

Net decrease in cash and cash equivalents	(906,744)	-

Cash and cash equivalents - beginning of the period	1,550,075	-
Cash and cash equivalents - end of the period	$643,331	$-

Supplemental disclosure of noncash investing and financing activities:
Deferred offering costs included in accounts payable and accrued expenses	$-	$110,400
Deferred offering costs included in due to related party	$-	$46,130
Subsequent measurement of ordinary shares subject to possible redemption	$3,874,507	$-

The accompanying notes are an integral part of these unaudited financial statements.

GSR IV ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2026

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

As of June 30, 2026, the Company had not yet commenced operations. All activity for the period from May 10, 2023 (inception) through June 30, 2026 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), and since the Initial Public Offering, its search for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest and dividend income from the proceeds derived from the Initial Public Offering held in the Trust Account (as defined below). The Company has selected December 31 as its fiscal year end.

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

Upon the closing of the Initial Public Offering and the Private Placement, $230,000,000 ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in a trust account (the “Trust Account”) with Odyssey Transfer and Trust Company acting as trustee and invested only in either (i) U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act, (ii) as uninvested cash, or (iii) an interest or non-interest bearing bank demand deposit account or other accounts at a bank. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of an initial Business Combination; (ii) the redemption of any Public Shares properly submitted in connection with a shareholder vote to amend the amended and restated memorandum and articles of association (A) to modify the substance or timing of the obligation to offer redemption rights in connection with any proposed initial Business Combination or certain amendments to the amended and restated memorandum and articles of association prior thereto or to redeem 100% of the Public Shares if the Company does not complete the initial Business Combination within the completion window; or (B) with respect to any other material provision relating to shareholders’ rights or pre-initial Business Combination activity; or (iii) absent an initial Business Combination within the completion window, from the closing of Initial Public Offering, return of the funds held in the Trust Account to public shareholders as part of redemption of the Public Shares.

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

Completion Window

If the Company is unable to complete an initial Business Combination within the 18 or 21-month period after the closing of the Initial Public Offering on September 5, 2025 (the “Completion Window”), meaning by March 5, 2027 (18 months after the IPO closing) or June 5, 2027 (21 months after the IPO closing), it may seek an amendment to amended and restated memorandum and articles of association to extend the period of time to complete an initial Business Combination beyond 21 months. The Company’s amended and restated memorandum and articles of association requires at least a special resolution of shareholders as a matter of Cayman Islands law, meaning that such an amendment be approved by at least two-thirds of ordinary shares who, being entitled to do so, attend and vote (either in person or by proxy) at a general meeting of the company. If the Company seeks shareholder approval to extend beyond the 21-month period in which to complete an initial Business Combination to a later date, the Company is required to offer public shareholders the right to have their public ordinary shares redeemed for a pro rata share of the aggregate amount then on deposit in the Trust Account, including interest (less permitted withdrawals and up to $100,000 of interest to pay dissolution expenses). There are no limitations to the number of times that the Company may seek shareholder approval or that shareholders may approve to extend beyond the 21-month period in which to complete a Business Combination at a later date. If the initial Business Combination is not completed within the Completion Window, the membership interests of the Sponsor become worthless.

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

As of June 30, 2026, the Company had $138,997 in its operating bank account, $1,008,704 in an investment account (consisting of $504,334 classified as a cash equivalent and $504,370 classified as a short-term investment) and a working capital of $1,257,104. The Company has incurred and expects to continue to incur significant costs as a publicly traded company, to evaluate business opportunities, and to close on a Business Combination. Such costs will be incurred prior to generating any operating revenues. These factors also raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

Management plans to complete a Business Combination before the mandatory liquidation date and believes that the Company will have sufficient liquidity to fund its operating needs through the completion window. However, if the Company does not consummate a Business Combination within the Completion Window, it will be required to liquidate. Accordingly, while management believes available liquidity is sufficient to support operations through the Completion Window, the mandatory liquidation date and the uncertainty surrounding the Company’s ability to complete a Business Combination within the required timeframe raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. As such, the information included in these unaudited financial statements should be read in conjunction with the Company’s latest audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 27, 2026. In the opinion of the Company’s management, these financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the Company’s financial position as of June 30, 2026, and the Company’s results of operations and cash flows for the periods presented. The results of operations included in the financial statements are not necessarily indicative of the results to be expected for the full year ending December 31, 2026.

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

Cash and Cash Equivalents and Short-Term Investments

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value due to their short-term nature. Interest income earned on certificates of deposit is recognized as earned and included in interest income in the accompanying statements of operations. As of June 30, 2026 and December 31, 2025, the Company had $138,997 and $1,550,075 in cash, respectively.

On March 4, 2026, the Company transferred $1,000,000 into an investment account, with $500,000 invested in a certificate of deposit with original maturity of 90 days and $500,000 invested in a certificate of deposit with original maturity of 120 days. These certificates of deposit automatically renew upon maturity unless otherwise instructed by the Company. The 90-day certificate automatically renewed on June 2, 2026 for an additional 90-day term. Following its renewal, the certificate continued to be classified as a cash equivalent because its remaining maturity at the renewal date was 90 days. The 120-day certificate was classified as a short-term investment because its original maturity exceeded three months. As of June 30, 2026, the Company had cash equivalents of $504,334 and short-term investments of $504,370. The Company did not have any cash equivalents or short-term investments as of December 31, 2025. The certificates of deposit are not restricted as to withdrawal; however, early withdrawal may be subject to customary bank penalties.

As of June 30, 2026 and December 31, 2025, the Company had total cash and cash equivalents of $643,331 and $1,550,075, respectively.

Cash and Investments Held in Trust Account

As of June 30, 2026 and December 31, 2025, the Company had $236,762,480 and $232,887,973 in cash and investments held in the Trust Account, respectively, comprised of money market funds that invest in U.S. government securities. Investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Earnings on cash and investments held in the Trust Account are included in interest and dividends earned on cash and investments held in the Trust Account in the statements of operations. The estimated fair value of cash and investments held in the Trust Account is determined using available market information.

The Company is permitted to withdraw amounts from interest and dividends earned on cash and investments held in the Trust Account to fund its working capital requirements, totaling $125,000 per calendar quarter subject to a lifetime limit of $500,000, and to pay its taxes, which shall exclude any 1% U.S. federal excise tax imposed on stock repurchases under the Inflation Reduction Act of 2022 that is imposed on the Company (“permitted withdrawals”). During the six months ended June 30, 2026, the Company made permitted withdrawals of $250,000 to fund its working capital requirements.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account and investment account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows. As of June 30, 2026 and December 31, 2025, the Company had $897,701 and $1,300,075 at risk over the FDIC coverage limit, respectively. As of June 30, 2026 and December 31, 2025, the Company has not experienced losses on these accounts.

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

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2026 or December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Accordingly, on June 30, 2026, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet, as reconciled in the following table:

Public offering proceeds	$230,000,000
Less: Proceeds allocated to public rights	(4,107,143)
Less: Ordinary share issuance cost	(13,209,275)
Plus: Remeasurement of carrying value to redemption value	17,316,418
Plus: Subsequent measurement of ordinary shares subject to possible redemption	2,887,973
Ordinary shares subject to possible redemption, December 31, 2025	$232,887,973
Plus: Subsequent measurement of ordinary shares subject to possible redemption	3,874,507
Ordinary shares subject to possible redemption, June 30, 2026	$236,762,480

Net Income (Loss) Per Ordinary Share

The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the periods, with presentation of net income (loss) per redeemable share and non-redeemable share following the two-class method.

The calculation of diluted income (loss) per ordinary share does not consider the effect of the rights issued in connection with the Initial Public Offering and the Private Placement since the exercise of the rights is contingent upon the occurrence of future events. As of June 30, 2026 and December 31, 2025, the Company had outstanding public and private rights that may result in the issuance of ordinary shares upon the consummation of an initial Business Combination. However, because the conversion of such rights is contingent upon the occurrence of future events, the rights were excluded from the calculation of diluted income (loss) per ordinary share for the periods presented. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

The following tables reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except share amounts):

	For the Three Months Ended June 30,
	2026		2025
Particulars	Redeemable Shares	Non-Redeemable Shares	Redeemable Shares	Non-Redeemable Shares
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net income (loss)	$1,377,642	$383,673	$-	$(78,233)

Denominators:
Weighted average shares outstanding	23,000,000	6,405,500	-	5,750,000
Basic and diluted net income (loss) per share	$0.06	$0.06	$-	$(0.01)

	For the Six Months Ended June 30,
	2026		2025
Particulars	Redeemable Shares	Non-Redeemable Shares	Redeemable Shares	Non-Redeemable Shares
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net income (loss)	$2,701,309	$752,315	$-	$(81,100)

Denominators:
Weighted average shares outstanding	23,000,000	6,405,500	-	5,750,000
Basic and diluted net income (loss) per share	$0.12	$0.12	$-	$(0.01)

Stock-Based Compensation

The Company recognizes compensation costs resulting from the issuance of stock-based awards to directors as an expense in the financial statements over the requisite service period based on a measurement of fair value for each stock-based award. The fair value is amortized as compensation cost on a straight-line basis over the requisite service period of the awards. The valuation of stock-based awards requires management to make certain assumptions, including the fair market value of the Company’s ordinary shares, expected term, expected volatility, risk-free interest rate and other relevant factors, as applicable to the specific award being valued. These assumptions reflect the Company’s best estimates, but they involve inherent uncertainties based on market conditions generally outside the control of the Company.

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

On August 18, 2025, the Sponsor transferred 60,000 Founder Shares to the three independent directors (20,000 Founder Shares per director) of the Company, at a price of $0.004348 per share. Each buyer paid $86.96 for an aggregate purchase price of $260.88 in consideration of the assignment of shares. If the director ceases to be a director of the Company for any reason before the consummation of the Business Combination, at the Sponsor’s election, it will either repurchase the shares at the purchase price or forfeit the shares back to the Company for no consideration. The Founder Shares will automatically convert into shares of Class A ordinary shares at the time of the Business Combination on a one-for-one basis, subject to adjustment as described in the Company’s memorandum and articles of association.

The sale of the Founder Shares to the Company’s directors by the Sponsor is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 60,000 Founder Shares granted to the Company’s three independent directors was determined as of the grant date. Management concluded that the acquisition price of $0.004348 per share was representative of the grant-date fair value, as the Founder Shares were acquired in an arm’s-length transaction shortly before the grant date and there were no significant events or changes in circumstances between the acquisition date and grant date that would indicate a different fair value. Accordingly, the Company measured the awards using a grant-date fair value of $0.004348 per share.

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

Administrative Services Agreement

Commencing on September 5, 2025, the Company entered into an agreement to pay the Sponsor a total of up to $55,556 per month for office space and administrative and support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2026, the Company incurred $166,668 and $333,336, respectively, for these services, which are included in general and administrative expenses in the accompanying statements of operations. The Company incurred no fees under this agreement for the three and six months ended June 30, 2025. There were no amounts payable under the agreement as of June 30, 2026 or December 31, 2025.

Promissory Note

On June 6, 2024, the Sponsor agreed to loan the Company up to $300,000 pursuant to a promissory note (the “Note”). The Note was noninterest bearing, unsecured and due upon the earlier of June 6, 2025 and the closing of the Initial Public Offering. On June 3, 2025, the Company entered into an amendment to the Note, extending the maturity date to the earlier of June 6, 2026 and the closing of the Initial Public Offering. As of June 30, 2026 and December 31, 2025, the Company had no outstanding balances under the Note, which became due upon the closing of the Initial Public Offering.

Due to Related Party

The Sponsor pays certain costs on behalf of the Company, with such amounts reflected as due to related party. These amounts are due on demand and non-interest bearing. During the period from April 1, 2025 through September 5, 2025, the Sponsor paid certain costs totaling $168,559 on behalf of the Company. Upon the closing of the Initial Public Offering, the Company repaid the outstanding balance of $168,559 due to related party from the proceeds not held in the Trust Account, resulting in no balance due to related party as of June 30, 2026 and December 31, 2025.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lenders’ discretion, up to $1,500,000 of such Working Capital Loans may be convertible into private placement units at a price of $10.00 per unit. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2026 and December 31, 2025, the Company had no outstanding Working Capital Loans.

NOTE 6: COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the (i) Founder Shares, which were issued in a private placement prior to the closing of the Initial Public Offering, (ii) Private Placement Units (including Private Placement Shares and Private Placement Rights), which were issued in a Private Placement simultaneously with the closing of the Initial Public Offering and the Class A ordinary shares underlying such Private Placement Units, and (iii) Private Placement Units and the Class A ordinary shares underlying such Private Placement Units that may be issued upon conversion of any Sponsor loans or other working capital loans funded by the Sponsor, have registration rights to require the Company to register a sale of any of securities held by holders of the securities pursuant to a registration rights agreement that was signed prior to the effective date of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to completion of initial business combination and rights to require to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company is not required to effect or permit any registration or cause any registration statement to become effective until termination of the applicable lock-up period.

Underwriting Agreement – Related Party

On September 5, 2025, the underwriters exercised their over-allotment option in full to purchase 3,000,000 additional Units at the Initial Public Offering price, less the underwriting discounts and commissions.

SPAC Advisory Partners LLC dba Polaris Advisory Partners LLC (“Polaris”) was the lead underwriter on the Initial Public Offering. Polaris is a related party, as the management team of Polaris is the same as that of the Company.

Polaris was entitled to cash underwriting fees of $0.15 per Unit, or $3,450,000 in the aggregate, paid upon the closing of the Initial Public Offering. In addition, Polaris is entitled to deferred underwriting commissions of $0.40 per Unit, or $9,200,000 in the aggregate. The deferred underwriting commissions will become payable to Polaris from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

NOTE 7: SHAREHOLDERS’ DEFICIT

Preference Shares - The Company is authorized to issue 1,000,000 preference shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares - The Company is authorized to issue 200,000,000 Class A ordinary share with a par value of $0.0001 per share. As of June 30, 2026 and December 31, 2025, there were 655,500 Class A ordinary shares issued and outstanding, excluding 23,000,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares - The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. On May 30, 2023, the Company issued an aggregate of 5,750,000 Founder Shares to the Sponsor for an aggregate purchase price of $25,000, or approximately $0.004 per share. As of June 30, 2026 and December 31, 2025, there were 5,750,000 Class B ordinary shares issued and outstanding.

Holders of the Class B ordinary shares have the right to appoint all the Company’s directors prior to an initial Business Combination. On any other matter submitted to a vote of the Company’s shareholders, holders of the Class A ordinary shares and holders of the Class B ordinary shares will vote together as a single class, except as required by law or share exchange rules; provided, that the holders of Class B ordinary shares are entitled to vote as a separate class to increase the authorized number of Class B ordinary shares. Each ordinary share will have one vote on all such matters.

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

The gross proceeds of the Initial Public Offering were allocated to the Public Rights based on relative value, with $4,107,143 recorded in shareholders’ deficit related to the Public Rights on September 5, 2025. The Company evaluated both the Public Rights and Private Placement Rights under ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging, and concluded that the rights should be classified within shareholders’ deficit as equity instruments. Accordingly, the Public Rights and Private Placement Rights were recorded at issuance and are not subject to recurring fair value remeasurement. The accounting treatment of the Public Rights and Private Placement Rights is substantially the same, as the rights contain substantially similar terms and conditions.

As of June 30, 2026 and December 31, 2025, there were 3,285,714 Public Rights and 93,642 Private Placement Rights outstanding. Each holder of one right will receive one Class A ordinary share upon the consummation of the initial Business Combination, whether or not the Company will be the surviving entity, even if the holder of a Public Right converted all Class A ordinary shares held by them or it in connection with the initial Business Combination or an amendment to the Company’s memorandum and articles of association with respect to Company’s pre-business combination activities. In the event the Company will not be the survivor upon completion of the initial Business Combination, each holder of rights will be required to affirmatively convert their rights in order to receive the Class A ordinary shares underlying the rights (without paying any additional consideration) upon consummation of the Business Combination. The Company will not issue fractional Class A ordinary shares in connection with an exchange of rights. Fractional Class A ordinary shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of Cayman Islands law. If the Company is unable to complete an initial Business Combination within the Completion Window and the Company redeems the Public Shares from the funds held in the Trust Account, holders of rights will not receive any of such funds for their rights and the rights will expire worthless.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	As of June 30, 2026	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash and investments held in Trust Account	$236,762,480	$236,762,480	$—	$—

	As of December 31, 2025	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash and investments held in Trust Account	$232,887,973	$232,887,973	$—	$—

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

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the unaudited condensed statement of operations as net income or loss. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics that comprise net income (loss) and certain asset balances, including cash and cash equivalents, short-term investments, prepaid expenses, and cash and investments held in the Trust Account, which include the following:

	June 30,	December 31,
	2026	2025
Cash and cash equivalents	$643,331	$1,550,075
Cash and investments held in Trust Account	$236,762,480	$232,887,973

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
General and administrative expenses	$324,751	$78,233	$679,604	$81,100
Interest and dividends earned on cash and investments held in Trust Account	$2,077,359	$-	$4,124,507	$-
Interest income from cash, cash equivalents and short-term investments	$8,707	$-	$8,721	$-
Net income (loss)	$1,761,315	$(78,233)	$3,453,624	$(81,100)

The key measure of segment profit or loss reviewed by our CODM is net income or loss, which is comprised of interest income from cash, cash equivalents and short-term investments, interest and dividend income earned on investments held in Trust Account, and general and administrative expenses.. Net income or loss is reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination within the Completion Window. The CODM reviews interest income from cash, cash equivalents and short-term investments and interest and dividend income earned on investments held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. The CODM reviews general and administrative expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and the budget.

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

As of June 30, 2026, we had not yet commenced operations. All activity through June 30, 2026 relates to our formation and our Initial Public Offering which is described below, and since the Initial Public Offering, our search for a Business Combination. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We generate non-operating income from the proceeds held in a trust account (the “Trust Account”) with Odyssey Transfer and Trust Company acting as trustee. We have selected December 31 as our fiscal year end.

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

Liquidity and Capital Resources

As of June 30, 2026 and December 31, 2025, we had $138,997 and $1,550,075, respectively, of cash held outside of the Trust Account, after payment of costs related to the Initial Public Offering, and available for working capital purposes. As of June 30, 2026, we also held certificates of deposit totaling $1,008,704, of which $504,334 was classified as a cash equivalent and $504,370 was classified as a short-term investment. We held no certificates of deposit as of December 31, 2025.

For the six months ended June 30, 2026 and 2025, net cash used in operating activities was $656,744 and $0, respectively.

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

During the remainder of the Completion Window ending on March 5, 2027, or June 5, 2027 if extended, assuming a Business Combination is not consummated prior thereto, we will be using the funds held outside of the Trust Account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

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

As of June 30, 2026, the Company had $138,997 in its operating bank account, $1,008,704 in an investment account (consisting of $504,334 classified as a cash equivalent and $504,370 classified as a short-term investment) and a working capital of $1,257,104. The Company has incurred and expects to continue to incur significant costs as a publicly traded company, to evaluate business opportunities, and to close on a Business Combination. Such costs will be incurred prior to generating any operating revenues. These factors also raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

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

Results of Operations

Our entire activity from inception up to June 30, 2026 relates to our formation and the Initial Public Offering, and since the Initial Public Offering, our search for a Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination, at the earliest. We generate non-operating income from the proceeds held in the Trust Account.

For the three and six months ended June 30, 2026, we had a net income of $1,761,315 and $3,453,624, respectively, which consists of interest income earned on the Trust Account, cash, cash equivalents and short-term investments of $2,086,066 and $4,133,228, respectively, partially offset by loss from operations of $324,751 and $679,604, respectively, derived from general and administrative expenses.

For the three and six months ended June 30, 2025, we had a net loss of $78,233 and $81,100, respectively, which consisted of loss from operations consisting of general and administrative expenses.

Contractual Obligations

Administrative Services Agreement

Commencing on September 5, 2025, the Company has entered into an agreement to pay the Sponsor a total of up to $55,556 per month for office space and administrative and support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2026, the Company incurred $166,668 and $333,336, respectively, for these services, which are included in general and administrative expenses in the accompanying statements of operations. The Company incurred no fees under this agreement for the three and six months ended June 30, 2025. There were no amounts payable under the agreement as of June 30, 2026 or December 31, 2025.

Promissory Note

On June 6, 2024, the Sponsor agreed to loan the Company up to $300,000 pursuant to a promissory note (the “Note”). The Note was noninterest bearing, unsecured and due upon the earlier of June 6, 2025 and the closing of the Initial Public Offering. On June 3, 2025, the Company entered into an amendment to the Note, extending the maturity date to the earlier of June 6, 2026 and the closing of the Initial Public Offering. As of June 30, 2026 and December 31, 2025, the Company had no outstanding balances under the Note, which became due upon the closing of the Initial Public Offering.

Due to Related Party

The Sponsor pays certain costs on behalf of the Company, with such amounts reflected as due to related party. These amounts are due on demand and non-interest bearing. During the period from April 1, 2025 through September 5, 2025, the Sponsor paid certain costs totaling $168,559 on behalf of the Company. Upon the closing of the Initial Public Offering, the Company repaid the outstanding balance of $168,559 due to related party from the proceeds not held in the Trust Account, resulting in no balance due to related party as of June 30, 2026 and December 31, 2025.

SPAC Advisory Partners LLC dba Polaris Advisory Partners LLC (“Polaris”) was the lead underwriter on the Initial Public Offering. Polaris is a related party, as the management team of Polaris is the same as that of the Company. Polaris was entitled to cash underwriting fees of $0.15 per Unit, or $3,450,000 in the aggregate, paid upon the closing of the Initial Public Offering. In addition, the Polaris is entitled to deferred underwriting commissions of $0.40 per Unit, or $9,200,000 in the aggregate. The deferred underwriting commissions will become payable to the Polaris from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lenders’ discretion, up to $1,500,000 of such Working Capital Loans may be convertible into private placement units at a price of $10.00 per unit. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2026 and December 31, 2025, the Company had no outstanding Working Capital Loans.

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

Off-Balance Sheet Arrangements

As of June 30, 2026, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Co-Chief Executive Officers, we conducted an evaluation of the effectiveness, of our disclosure controls and procedures as of June 30, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officers and principal financial and accounting officer have concluded that due to inadequate segregation of duties within account processes and insufficient written policies and procedures for accounting, IT and financial reporting and record keeping, during the period covered by this report, our disclosure controls and procedures were not effective at a reasonable assurance level and, accordingly, do not provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2026 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

August 14, 2026

GSR IV ACQUISITION CORP.

By:	/s/ Gus Garcia
Name:	Gus Garcia
Title:	Co-Chief Executive Officer

By:	/s/ Anantha Ramamurti
Name:	Anantha Ramamurti
Title:	President & Chief Financial Officer